Form 10QSB
period 1999-06-30
BRADEN TECHNOLOGIES INC
filed 1999-08-17
CIK 1080535

<Page 1>

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-QSB

[ X]	Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

	For the quarterly period ended June 30, 1999

[   ]	Transition Report pursuant to 13 or 15(d) of the
      Securities Exchange Act of 1934

	For the transition period March 15, 1999 to June 30, 1999


		Commission File Number		0-25827

                         BRADEN TECHNOLOGIES INC.

	(Exact name of small Business Issuer as specified in its charter)

	Nevada					88-0419475

(State or other jurisdiction of 		(IRS Employer
incorporation or organization)             Identification No.)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada		V6E 1B5

(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:  604-689-1659


					    None

       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[   ] Yes    [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of June 30, 1999.

<Page 2>


                      PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the year ending March 31, 2000.

<Page 3>


                        BRADEN TECHNOLOGIES, INC.
                     (An Exploration Stage Company)


                          FINANCIAL STATEMENTS


                             JUNE 30, 1999
                              (Unaudited)
                        (Stated in U.S. Dollars)

<Page 4>

                         BRADEN TECHNOLOGIES, INC.
                      (An Exploration Stage Company)

                              BALANCE SHEET

                              JUNE 30, 1999
                               (Unaudited)
                        (Stated in U.S. Dollars)


ASSETS

Current
   Cash                                      $ 32,927

Mineral Property (Note 4)                       1,000
                                             --------
                                             $ 33,927
                                             ========

LIABILITIES

Current
   Accounts payable                           $ 2,272
                                              -------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
      25,000,000 Common shares,
      par value $0.001 per share


   Issued and outstanding:
      2,850,000 Common shares                  2,850

   Additional paid in capital                 44,650

Deficit Accumulated During
   The Exploration Stage                     (15,845)
                                             -------
                                              31,655
                                             -------
                                            $ 33,927
                                            ========
<Page 5>

                        BRADEN TECHNOLOGIES, INC.
                     (An Exploration Stage Company)

                      STATEMENT OF LOSS AND DEFICIT
                              (Unaudited)
                       (Stated in U.S. Dollars)


                                      Period From
                                      Date Of
                                      Organization   Inception
                                      February 17    February 17,
                                      1999           1999
                                      To June 30     To June 30
                                      1999           1999

Expenses
   Bank charges                       $   122        $   122
   Professional fees                   11,131         11,131
   Office and sundry                      164            164
   Office facilities and services       4,428          4,428
                                      -------        -------
Net Loss For The Period                15,845        $15,845
                                                     =======

Deficit Accumulated During
   The Exploration Stage,
   Beginning Of Period                      -
                                      -------
Deficit Accumulated During
   The Exploration Stage,
   End Of Period                      $15,845
                                      =======
Net Loss Per Share                    $     0.01
                                      ==========
Weighted Average Number
   of Shares Outstanding            2,601,880
                                    =========

<Page 6>


                         BRADEN TECHNOLOGIES, INC.
                      (An Exploration Stage Company)

                          STATEMENT OF CASH FLOWS
                               (Unaudited)
                         (Stated in U.S. Dollars)


                                    Period From
                                    Date Of
                                    Organization    Inception
                                    February 17     February 17
                                    1999            1999
                                    To June 30      To June 30
                                    1999            1999


Cash Flow From
   Operating Activities
      Net loss for the period       $ (15,845)      $ (15,845)

Adjustments To Reconcile
   Net Loss To Net Cash Used
   By Operating Activities
      Change in accounts payable        2,272           2,272
                                     --------         -------
                                      (13,573)        (13,573)
                                     --------         -------

Cash Flow From Investing Activities
   Mineral property                    (1,000)         (1,000)
                                     --------          ------
Cash Flow From Financing Activities
   Share capital issued                47,500          47,500
                                     --------          ------
Increase In Cash                       32,927          32,927

Cash, Beginning Of Period                   -               -
                                     --------          ------
Cash, End Of Period                  $ 32,927        $ 32,927
                                     ========         =======

<Page 7>


                         BRADEN TECHNOLOGIES, INC.
                       (An Exploration Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY

                              JUNE 30, 1999
                               (Unaudited)
                          (Stated in U.S. Dollars)



                      Common Stock
                --------------------------

                                    Additional
                                    Paid-in
                Shares     Amount   Capital       Deficit    Total
                ----------------------------------------------------

Shares issued
   for cash
   @ $0.01      2,750,000  $2,750   $24,750       $     -    $27,500

Shares issued
   for cash
   @ $0.20        100,000     100    19,900             -     20,000

Net loss for
   the period           -       -         -       (15,845)   (15,845)


Balance, June 30,
   1999         2,850,000  $2,850   $44,650      $(15,845)   $31,655
                ====================================================

<Page 8>


                          BRADEN TECHNOLOGIES, INC.
                       (An Exploration Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

                              JUNE 30, 1999
                               (Unaudited)
                          (Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 1999 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 15, 1999 audited financial statements and notes thereto.


2.	NATURE OF OPERATIONS

      a)	Organization

     The Company was incorporated in the State of Nevada, U.S.A.
on February 17, 1999.

      b)	Exploration Stage Activities

     The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

     The recoverability of amounts shown as mineral property and related deferred exploration expenditures is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.


3.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

<Page 9>

                        BRADEN TECHNOLOGIES, INC.
                      (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                              JUNE 30, 1999
                               (Unaudited)
                         (Stated in U.S. Dollars)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)


     a)	Mineral Property and Related Deferred Exploration
            Expenditures

	The Company defers all direct exploration expenditures on mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable accumulated deferred exploration expenditures will be written off. To date none of the Company's properties have reached commercial production.

	At least annually, the net deferred cost of each mineral property is compared to management's estimation of the net realizable value, and a write-down is recorded if the net realizable value is less than the cumulative net deferred costs.

      b)	Income Taxes

	 The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS
109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     c)	Financial Instruments

	The Company's financial instruments consist of cash and accounts payable.

	Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

    d)	Net Loss Per Share

     Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.

<Page 10>


                         BRADEN TECHNOLOGIES, INC.
                       (An Exploration Stage Company)

                       NOTES TO FINANCIAL STATEMENTS

                              JUNE 30, 1999
                               (Unaudited)
                          (Stated in U.S. Dollars)


4.   MINERAL PROPERTY

The Company has entered into an option agreement to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

*	cash payment of U.S. $1,000;
*	exploration expenditures totalling U.S. $250,000 by
        February 28, 2002, U.S. $10,000 of which must be expended by February 28, 2000.

	Consideration to date	$ 1,000
                              =======



5.	UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

<Page 11>

Item 2. Management's Discussion and Analysis or Plan of
        Operations

The Company is a natural resource company engaged in the acquisition, exploration and development of mineral properties. The Company has an interest in certain properties located in Nevada, and intends to carry out exploration work on this property in order to ascertain whether it possesses commercially developable quantities of gold and other precious minerals.
The Company has raised sufficient funds from prior offerings of its securities, as set forth in Item 4 of Part II of the Company's Form 10-SB Registration Statement, to proceed with Phase One of its exploration program (also as described therein). The Company will assess whether to proceed with Phase Two of the exploration program (as described in the Form 10-SB Registration Statement) upon completion of Phase One and an evaluation of the results of the Phase One program. It is anticipated that Phase One will be completed by December 31,1999. If the Company determines to proceed with Phase Two, it will need additional financing which it intends to obtain through a private offering of stock to accredited investors under Regulation D of the Securities Act of 1933. The Company thus expects that it will be able to operate with its present cash reserves through August 2000 (assuming it does not go to Phase Two before this time).

Since its inception on February 17, 1999, the Company has not performed any research and development or expended any moneys in this regard. Miranda Industries Inc., the vendor of the property, has completed the geologist exploration program on the Miranda Property, as discussed in the Company's filed Form 10-SB Registration Statement.

The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

The Company currently has no employees, other than its sole officer, Mr. Peter Bell, President, Secretary and Treasurer of the Company, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*	Fluctuations in the market prices of gold
*	General domestic and international economic and political
        conditions
*	Unexpected geological conditions or rock instability
        conditions resulting in cave-ins, flooding, rock-bursts or rock slides
*	Difficulties associated with managing complex operations in
        remote areas
* 	Unanticipated milling and other processing problems
*	The speculative nature of mineral exploration
*	Environmental risks
*	Changes in laws and government regulations, including those
        relating to taxes and the environment

<Page 12>


*	The availability and timing of receipt of necessary
        governmental permits and approval relating to operations, expansion of operations, and financing of operations
*	Fluctuations in interest rates and other adverse financial
        market conditions
*	Other unanticipated difficulties in obtaining necessary
        financing
*	The failure of equipment or processes to operate in accordance with specifications or expectations
*	Labor relations
*	Accidents
*	Unusual weather or operating conditions
*	Force majeure events
*	Other risk factors described from time to time in the
        Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	  None

Item 2. Changes in Securities

	  None

Item 3. Defaults upon Senior Securities

	  None

Item 4. Submission of Matters to a Vote of Security Holders

	  None

Item 5. Other Information

  	  None

Item 6. Exhibits and Reports on Form 8-K.

       (a) 	None
       (b) 	Reports on Form 8-K--None

<Page 13>


                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.

Date:            August 13, 1999
                 ---------------


By:    	     \s\ Peter Bell
                 -------------------------------
                 PETER BELL, Director, President
                 Chief Executive Officer