Form 10QSB
period 1999-09-30
BRADEN TECHNOLOGIES INC
filed 1999-11-15
CIK 1080535

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

	For the quarterly period ended September 30, 1999

[   ]	Transition Report pursuant to 13 or 15(d) of the
Securities Exchange Act of 1934

	For the transition period _____________ to _______________

		Commission File Number		0-25553

                    BRADEN TECHNOLOGIES INC.
-----------------------------------------------------------------
(Exact name of small Business Issuer as specified in its charter)

Nevada                                  88-0419475
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada     V6E 1B5
-----------------------------------     -------
(Address of principal executive offices)(Zip Code)

Issuer's telephone number, including area code:   604-689-1659
                                                  ------------

         ----------------------------------------------------
         (Former name, former address and former fiscal year,
                     if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[ X ] Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of September 30, 1999.

                PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September
30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                   BRADEN TECHNOLOGIES, INC.
                (An Exploration Stage Company)


                     FINANCIAL STATEMENTS


                      SEPTEMBER 30, 1999
                          (Unaudited)
                   (Stated in U.S. Dollars)

                     BRADEN TECHNOLOGIES, INC.
                   (An Exploration Stage Company)

                           BALANCE SHEET

                         SEPTEMBER 30, 1999
                            (Unaudited)
                      (Stated in U.S. Dollars)

-------------------------------------------------------------------

ASSETS

Current
Cash                                                   $     15,225
Prepaid expense                                               1,000
                                                       ------------
                                                             16,255

Mineral Property (Note 4)                                     1,000
                                                       ------------
                                                       $     17,255
===================================================================

LIABILITIES

Current
   Accounts payable                                    $        530
                                                       ------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     25,000,000 Common shares, par value $0.001 per share

   Issued and outstanding:
     2,850,000 Common shares                                  2,850

Additional paid in capital                                   44,650

Deficit Accumulated During The Exploration Stage            (30,775)
                                                       ------------
                                                             16,725
                                                       ------------
                                                       $     17,255
===================================================================

                    BRADEN TECHNOLOGIES, INC.
                 (An Exploration Stage Company)

                  STATEMENT OF LOSS AND DEFICIT
                          (Unaudited)
                    (Stated in U.S. Dollars)


-------------------------------------------------------------
                                   Period From
                                     Date Of
                                  Organization   Inception
                                   February 17   February 17,
                                      1999         1999
                                  To September  To September
                                       30           30
                                      1999         1999
-------------------------------------------------------------

Expenses
   Bank charges                    $    205        $    205
   Mineral property exploration
     expenditures                     3,972           3,972
   Professional fees                 18,867          18,867
   Office and sundry                    303             303
   Office facilities and services     7,428           7,428
                                   ------------------------

Net Loss For The Period              30,775        $ 30,775
                                                   ========

Deficit Accumulated During The
   Exploration Stage, Beginning Of
   Period                                 -
                                   --------

Deficit Accumulated During The
   Exploration Stage,
   End Of Period                   $ 30,775
                                   ========

Net Loss Per Share                    $0.01
                                   ========

Weighted Average Number of Shares
   Outstanding                    2,703,333
                                  =========

                    BRADEN TECHNOLOGIES, INC.
                 (An Exploration Stage Company)

                    STATEMENT OF CASH FLOWS
                          (Unaudited)
                    (Stated in U.S. Dollars)


-------------------------------------------------------------
                                   Period From
                                     Date Of
                                  Organization   Inception
                                   February 17   February 17,
                                      1999         1999
                                  To September  To September
                                       30           30
                                      1999         1999
-------------------------------------------------------------

Cash Flow From Operating Activities
   Net loss for the period       $    (30,775)   $    (30,775)

Adjustments To Reconcile Net
   Loss To Net Cash Used
   By Operating Activities
     Change in prepaid expense         (1,000)         (1,000)
     Change in accounts payable           530             530
                                 ----------------------------
                                      (31,245)        (31,245)
                                 ----------------------------

Cash Flow From Investing
   Activities
     Mineral property                  (1,000)         (1,000)
                                 ----------------------------

Cash Flow From Financing Activities
     Share capital issued              47,500          47,500
                                 ----------------------------

Increase In Cash                       15,255          15,255

Cash, Beginning Of Period                   -               -
                                  ---------------------------

Cash, End Of Period                 $  15,255       $  15,255
=============================================================

                    BRADEN TECHNOLOGIES, INC.
                  (An Exploration Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY

                        SEPTEMBER 30, 1999
                            (Unaudited)
                     (Stated in U.S. Dollars)

                         Common Stock
                   -------------------------

                                        Additional
                                         Paid-in
                      Shares    Amount   Capital   Deficit  Total
                  ---------------------------------------------------

Shares issued for
cash @ $0.01       2,750,000  $  2,750 $   24,750 $     -  $  27,500

Shares issued for
cash@ $0.20          100,000       100     19,900       -     20,000

Net loss for the
period                     -         -          -  (30,775)  (30,775)
                   --------------------------------------------------

Balance, September
  30, 1999         2,850,000  $  2,850 $   44,650 $(30,775) $ 16,725
                   =================================================

                    BRADEN TECHNOLOGIES, INC.
                 (An Exploration Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1999
                          (Unaudited)
                   (Stated in U.S. Dollars)



1.	BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 1999 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 15, 1999 audited financial statements and notes thereto.


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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                     BRADEN TECHNOLOGIES, INC.
                   (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1999
                             (Unaudited)
                      (Stated in U.S. Dollars)


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

                    BRADEN TECHNOLOGIES, INC.
                 (An Exploration Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1999
                          (Unaudited)
                   (Stated in U.S. Dollars)


4.   MINERAL PROPERTY

The Company has entered into an option agreement to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

-     cash payment of U.S. $1,000;
- exploration expenditures totalling U.S. $250,000 by February 28, 2002, U.S. $10,000 of which must be expended by February 28, 2000.

Consideration to date                  $ 1,000
                                       -------


5.	UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

The Company has raised sufficient funds from prior offerings of its securities, as set forth in Item 4 of Part II of the Company's First Amended Form 10-SB Registration Statement, to proceed with Phase One of its exploration program (also as described therein). The Company will assess whether to proceed with Phase Two of the exploration program (as described in the First Amended Form 10-SB Registration Statement) upon completion of Phase One and an evaluation of the results of the Phase One program. It is anticipated that Phase One will be completed by
 February 28, 2000. If the Company determines to proceed with Phase Two, it will need additional financing which it intends to obtain through a private offering of stock to accredited investors under Regulation D of the Securities Act of 1933. The Company thus expects that it will be able to operate with its present cash reserves through August, 2000 (assuming it does not go to Phase Two before this time).

During this quarter ending September 30, 1999 the Company made a cash payment on its Nevada property as per the joint venture agreement dated February 18, 1999. Miranda Industries Inc., the vendor of the property, has completed the geological exploration program on the Miranda Property, as discussed in the Company's filed First Amended Form 10-SB.

The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

The Company currently has no employees, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

From time to time, the "Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*     Fluctuations in the market prices of gold
* General domestic and international economic and political conditions
* Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
* Difficulties associated with managing complex operations in remote areas
*     Unanticipated milling and other processing problems
*     The speculative nature of mineral exploration
*     Environmental risks
* Changes in laws and government regulations, including those relating to taxes and the environment
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions
* Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specifications or expectations
*     Labor relations
*     Accidents
*     Unusual weather or operating conditions
*     Force majeure events
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

	None

Item 3. Defaults upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information
	None

Item 6. Exhibits and Reports on Form 8-K.

(a) 	Financial Data Schedule
(b) 	Reports on Form 8-K--None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.

Date: 11/12/99

      \s\ Peter Bell
By:   _____________________________________
      PETER BELL, Director, President
      Chief Executive Officer