Form 10KSB
period 1999-12-31
BRADEN TECHNOLOGIES INC
filed 2000-03-31
CIK 1080535

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED     DECEMBER 31, 1999
                              -----------------

TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                              -----------  -------------

COMMISSION FILE NUMBER     0-25827
                           -------


                            BRADEN TECHNOLOGIES INC.
             (Exact Name of Registrant as Specified in Its Charter)


NEVADA                                               88-0419475
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)

SUITE 505 -1155 ROBSON ST., VANCOUVER, B.C. V6E 1B5
(Address of Principal Executive Offices, Including Postal Code)

(604) 689-1659
(Registrant's Telephone Number, Including Area Code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS               NAME OF EXCHANGE ON WHICH REGISTERED
     -------------------               ------------------------------------
          None                                    None

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

               COMMON STOCK
---------------------------
     (Title of Each Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in thisform, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

-----------------------------------------------------

State issuers revenues for its most recent fiscal year.     Nil
                                     ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affilitate in Rule 12b-2 of the Exchange Act.)

   $ 397,000.00
   -------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   2,850,000
   ---------

                          BRADEN TECHNOLOGIES
                              FORM 10 -KSB
                           TABLE OF CONTENTS



Item 1.   DESCRIPTION OF BUSINESS                                        4

Item 2.   DESCRIPTION OF PROPERTY                                       10

Item 3.   LEGAL PROCEEDINGS                                             10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      10

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     11

Item 7.   FINANCIAL STATEMENTS                                          13

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.                                     21

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT    21

Item 10.   EXECUTIVE COMPENSATION                                       23

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS              23
           AND MANAGEMENT                                               23

Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               25

Item 13.   EXHIBITS, AND REPORTS ON FORM 8-K.   26

ITEM 1.     DESCRIPTION OF BUSINESS


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 2. Properties", "Item 3. Legal Proceedings", and "Item 7. Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Braden Technologies, a company organized under the laws of Nevada (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company's exploration and development operations on its properties; the Company's ability to raise capital and the terms thereof; the acquisition of additional properties; changes in business strategy or development plans; future rental revenues; exploration and other property write-downs as hereinafter defined; the continuity, experience and quality of the Company's management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company's projects; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as "believes", "plans", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

General Information

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company has an interest in the properties described below under the heading "Mineral Property Option Agreement", designated below as the "Miranda Property". The Company intends to carry out exploration work on the Miranda Property in order to ascertain whether the Miranda Property possesses commercially developable quantities of gold and other precious minerals. There can be no assurance that a commercially viable mineral deposit, or reserve, exists in the Miranda Property until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility.

Mineral Property Option Agreement

By an agreement made as of February 18, 1999 between the Company and Miranda Industries Inc. of Suite 505 - 1155 Robson Street, Vancouver, British Columbia ("Miranda"), the Company acquired from Miranda the option (the "Option") to acquire a 50% interest in certain mineral claims situated in the State of Nevada (the "Miranda Property"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Miranda Property:

1. initial exploration expenditures in the amount of $10,000 US by February 28, 2000; and

2. cumulative exploration expenditures in the amount of $250,000 US by February 28, 2002.

The Company has not incurred exploration expenditures to date on the Miranda Property which can be applied towards exercise of the Option.

Property exploration expenditures include all reasonable and necessary monies expended on or in connection with the exploration and development of the Miranda Property determined in accordance with generally accepted accounting principles.

In addition, until the Company shall have secured a 50% interest in the Miranda Property, the Company is obligated to cover all Property Acquisition Costs due under the Underlying Agreement, as discussed below.

Upon the Company acquiring a 50% interest in the Miranda Property by exercise of the Option, the Company and Miranda will enter into a joint venture for the purpose of further exploring and developing and, if economically and politically feasible, constructing and operating a mine on the Miranda Property.

The Company's Option is subject to an Underlying Agreement dated the 12th day of February, 1997 (the "Underlying Agreement") between Miranda and John Rice of P.O. Box 20074, Reno, Nevada 89515("Rice") whereby Miranda acquired an undivided 100% right, title and interest in the Miranda Property from Rice (the "Underlying Agreement") by staking the mining claims comprising the Miranda Property, making a payment to Rice of $5,000 US in cash, and issuing to Rice 70,000 common shares of Miranda Industries Inc. as follows:

1. 10,000 shares along with the $5,000 upon approval of the Agreement by the Vancouver Stock Exchange and the staking of at least twenty mining claims;

2. 10,000 shares within 30 days of the issuance of a news release on the results of a drill program in which the grade-thickness of 4 feet-ounces/ton is received;

3. 20,000 shares within 30 days of the receipt of a final, signed version of a positive pre-feasibility study on the property, prepared by an independent, qualified party; and

4. 30,000 shares within 30 days of the receipt of a final, signed version of a positive feasibility study on the property, prepared by an independent, qualified party.

Miranda has represented to the Company that the mineral claims comprising the Miranda Property have been staked and the initial payment of $5,000 made to Rice, each as required to maintain the Underlying Agreement in good standing. As stated above, until the Company shall have secured a 50% interest in the Miranda Property, the Company has agreed to pay all Property Acquisition Costs required under the Underlying Agreement. Property Acquisition Costs means: (1) all cash payments due Rice, and (2) in the case where common shares are to be issued to him, a sum equal to the average closing price of the Miranda Common Stock for the 15 full trading days immediately preceding the date of the event that triggers the requirement for the issuance of the Common Shares of Miranda under the underlying agreement. In the event that the Company fails to complete its obligation to Miranda to ensure that all property acquisition costs under the Underlying Property Agreement are paid, Miranda will have the right to terminate the Option. In the event of termination of the Option, the Company will have no interest in the Miranda Property.

Geological Report

The Company has obtained a geological report on the Miranda Property dated February 18, 1999 prepared by John Rice, Consulting Geologist of P.O. Box 20074, Reno, Nevada 89515 (the "Geological Report"). The Geological Report summarizes the exploration history of the Miranda Property, the regional geology of the Miranda Property and provides conclusions and recommendations for a work program on the Miranda Property. These conclusions and recommendations of the Geological Report are summarized below.

Miranda Property

The thirty-seven lode claims comprising the Miranda Property have been located and filed by Miranda on land administered by the U.S. Bureau of Land Management. The claims are named the Basin Claims.

The Miranda Property is located in Sections 1-3, T8N, R40E and Sections 34-36, T9N, R40E in the southern Toiyabe Mountains approximately 38 miles (61 kms.) north of Tonopah, Nevada. Thirty-seven lode claims have been located by Miranda USA on land administered by the U. S. Forest Service.

History of the Property

The property was originally prospected for its mercury potential over 50 years ago. Later, fluorspar was mined from the Colton Mine in the main part of the district. In the early-mid seventies, Louisiana Land and Minerals drilled 8-10 holes, presumably testing for fluorspar. These holes are vertical, large diameter (12-14 inches) conventional drill holes. Freeport Exploration (now Independence Mining) located claims in the area but chose not to pursue making a deal with the land owner that controlled claims over the main part of the property.

Miranda USA located 37 claims on the property in January 1997 after the property became open. Miranda now controls 37 unpatented claims.

The Company anticipates that the claims comprising the Miranda Property will remain unpatented as the United States Congress has placed a moratorium on the filing of mineral patent applications after October 1, 1994. The U.S. Congress has been debating possible reform measures for the Mining Law of 1872, as amended, but no bill has been passed and there is no certainty when or if a bill would be passed, or what its contents and impact on the Company would be. A mineral patent issued by the Department of the Interior for a mining claim(s) gives the owner exclusive title to the locatable minerals within the claim boundaries. However, a person may mine and remove minerals from a mining claim without a mineral patent. Patenting requires the mining claimant to demonstrate the existence of a valuable mineral deposit that satisfies the prudent man and marketability tests of discovery. However, the Congressional moratorium on patent issuances means that the Company does not anticipate that any of the claims comprising the Miranda Property will be patented whether or not this test can be met.

Geology of the Miranda Property

The Geological Report summarizes the geology of the Miranda Property. The geological analysis of the Company's property is relevant to the business of the Company as it provides the basis for the exploration program recommended for the Miranda Property. The rationale for proceeding with the exploration program is to ascertain whether there are commercially viable quantities of gold bearing ore on the Miranda Property which warrant further exploration or which may sustain commercial production. There is no assurance that the recommendations or conclusions of the Geological Report in fact signify commercial quantities of gold bearing ore on the Miranda Property.

The Geological report identified a volcanic rock formation known as the "middle volcanic sequence" as being present on the Miranda Property. Quartz veins were observed within this middle volcanic sequence. Quartz veins are formations of quartz minerals present within the middle volcanic sequence. The Geological Report identified these quartz veins as having the potential to host gold and silver mineralization based on the exploration completed in 1997. Two separate quartz veins were observed on the Miranda Property from observation of rock samples and drill hole samples. These two veins are known as the "North Vein" and the "South Vein".

Geological Exploration on the Miranda Property

Miranda engaged Mr. John Rice, the author of the Geological Report, to complete a geologic sampling program on the Miranda Property during the spring and summer field season of 1997. Mr. Rice collected sixty-one surface rock chip samples from the property which were analysed for gold and silver mineralization. The sixty-one rock samples collected had an average of 0.022 ounces of gold per ton. Those samples which contained gold mineralization generally also contained silver mineralization.

In addition to the rock chip samples, a program of soil sampling was also completed. A total of 507 soil samples were collected on the grid. The results from the soil samples assisted in defining the North Vein and the South Vein observed on the Miranda Property.

Miranda also completed the drilling of nine holes on the Miranda Property in October 1997. The drilling contractor was Johnson Drilling from Elko, Nevada. Four drill holes were drilled on the North Vein and four holes were drilled on the South Vein. One hole was drilled to test a mercury anomaly in the western part of the property. Drill hole SB97-4, which was drilled on the North Vein, had a 10 foot (3 meter) interval that averaged 0.02 ounces of gold per ton. This was the best assay interval of all drill holes.

Conclusions and Recommendations of the Geological Report

The Geological Report concluded that the volcanic middle sequence present on the Miranda Property has the potential of hosting a precious metal deposit within quartz veins. The Geological Report recommended that additional drilling be planned to test the North Vein at deeper levels based on the results of the geological exploration completed by Mr. Rice.

The Geological Report recommended proceeding with a further two phase geological exploration program. The first phase of the exploration program would involve conducting a geological survey of the Miranda Property, known as a magnetometer and induced polarization survey. The results of this survey would be analyzed by the Company to identify further drilling targets. The second phase of the exploration program would involve drilling at the recommended drill targets in order to obtain additional drill core samples. These drill core samples would be analyzed to further determine the mineralization potential of the Miranda Property.

The second phase of the exploration program would require the construction of roads in order to provide drill access to recommended drill locations. The Company estimates the cost of constructing these roads to be approximately $8,000, including mobilization. Construction of roads is not required to undertake phase one of the exploration program.

The following table summarizes the costs of proceeding with the geological exploration program recommended by the Geological Report:

Phase One of Geological Exploration Program

Geological         Contractor   $ 9,000   Survey
Survey
               Geologist         $  700   Supervision and planning
               Reporting         $  500   Summary and interpretations
               Contingency      $ 1,000   @ 10%
               -----------     ---------
                   TOTAL        $11,200

Phase Two of Geological Exploration Program

Secret Basin Contractor  $50,000   Reverse circulation drilling
             Geologist   $ 7,500   Supervision and geology
             Assaying    $12,000   For each 5 ft sample road
             Building    $ 8,000   Includes mobilization
             Permitting  $ 1,000   With the Forest Service
             Filing Fees $ 3,500   Filing fees and staking additional claims
             Reporting   $ 4,000   Summary reports
             Contingency $12,900   @ 15%: meetings, management,
                         -------   misc.
               TOTAL     $98,900

Operating History and Development

The Company is determined to proceed with Phase 1 of the recommended Phase 1 program. See Item 6 "Management's Discussion and Analysis or Plan of Operations".

Certain Risk Factors

From time to time, the "Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

-   Fluctuations in the market prices of gold
-   General domestic and international economic and political conditions
- Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
-   Difficulties associated with managing complex operations in remote areas
-   Unanticipated milling and other processing problems
-   The speculative nature of mineral exploration
-   Environmental risks
- Changes in laws and government regulations, including those relating to taxes and the environment
- The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
- Fluctuations in interest rates and other adverse financial market conditions
-   Other unanticipated difficulties in obtaining necessary financing
- The failure of equipment or processes to operate in accordance with specifications or expectations
-   Labor relations
-   Accidents
-   Unusual weather or operating conditions
-   Force majeure events
- Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

Lack of Proven Properties and Insufficient Exploration and Development Funds

At this point, all of the Company's exploration prospects and property interests (collectively the "Properties") are in the exploration stage. Additional funds are necessary in order for the Company to continue its exploration programs. Certain of the Company's planned expenditures on its properties are discretionary and may be increased or decreased based upon funds available to the Company.

Environmental Laws.

The exploration programs conducted by the Company are subject to national, state and/or local regulations regarding environmental considerations in the jurisdiction where they are located. Most operations involving exploration or production activities are subject to existing laws and regulations relating to exploration and mining procedures, reclamation, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state, and local governmental authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations. However, at this time, the Company is in the exploration stage with respect to all of its Properties and does not anticipate preparing environmental impact statements or assessments until such time as the Company believes one or more of its properties will prove to be commercially feasible.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company has an option to acquire a 50% interest in the Miranda Property, as described in Item 1 of this Form 10-KSB under "Mineral Property Option Agreement" .

The Company does not own or lease any property other than the Miranda Property. The Company has entered into an office administration contract dated February 17, 1999 with Senate Capital Group Inc. whereby Senate Capital has agreed to provide office administration services to the Company for a fee of $1,000 US per month.

ITEM 3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this period covered by the Form 10-KSB, the Company did not submit any matters to the Company's security holders to be voted upon.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is no present public market for the Company's common stock. The Company anticipates applying for a listing on the OTC BB. There can be no assurance that a public market will materialize. As of March 28, 2000 there were 35 registered shareholders of the Company's common stock.

Recent Sales of Unregistered Securities

The Company completed an offering of 650,000 common shares at a price of $0.01 per share on March 2, 1999 pursuant to Rule 504 of Regulation D of the Act, and
Section 46(j) of the Securities Act of British Columbia. All of these shares were sold to Mr. Peter Bell, the President, Secretary/Treasurer and a Director of the Company, Mr. Richard Wilson, a director of the Company, and Mr. Ross Bailey, a director of the Company. All shares sold pursuant to this offering are "restricted shares" within the meaning of the Act as each of Mr. Bell, Mr. Wilson and Mr. Bailey are affiliates of the Company. The shares purchased by Mr. Bell, Mr. Wilson and Mr. Bailey are control securities and are subject to restrictions on re-sale. The shares may only be sold: (i) pursuant to an exemption from registration pursuant to the Act, (ii) pursuant to a registration statement filed pursuant to the Act, or (iii) in accordance with the volume and trading limitations of Rule 144 of the Act after the expiry of the one year period from the date of acquisition. No commission was paid by the Company for any sales of common stock completed pursuant to this offering.

The Company completed an offering of 2,100,000 common shares at a price of $0.01 per share on March 4, 1999 to a total of 16 persons known to the officers and directors of the Company. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934. The offering was also completed pursuant to exemptions provided by Section 46(j) of the Securities Act of British Columbia and Section 66(a) of the Securities Act of Alberta. No commission was paid by the Company for any sales of common stock completed pursuant to this offering. A number of the shares sold in this offering were purchase by related persons in the Higgs family including, Dennis Higgs, Darlene Higgs, Douglas Higgs, Darcy Higgs, Carleen Higgs and Terri-Lynn Ker. The shares purchased by these persons, or under their control, are control securities and are subject to restrictions on re-sale.

The Company completed an offering of 100,000 common shares at a price of $0.20 per share on March 12, 1999 to a total of 19 persons known to the officers and directors of the Company. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934. The offering was also completed pursuant to Section 46(j) of the Securities Act of British Columbia. No commission was paid by the Company for any sales of common stock completed pursuant to this offering. Ms. Elizabeth Bell, the daughter of Mr. Peter Bell, the President, Secretary, Treasurer and a Director of the Company, purchased 5,000 shares of the Company's common stock pursuant to this offering. Mr. Richard Bell, the son of Mr. Peter Bell, purchased 5,000 shares of the Company's common stock pursuant to this offering.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company has determined to proceed with Phase One of the exploration program on the Miranda Property. The Company has raised sufficient funds from prior offerings of its securities, as set forth in Item 4 of Part II of this Registration Statement, to proceed with Phase One of the exploration program.

The Company had cash on hand in the amount of $15,225 as of September 30, 1999. The Company believes that these cash reserves are sufficient to enable the Company to complete Phase One of the exploration program. Completion of Phase One of the exploration program by February 28, 2000 will enable the Company to meet its obligation to Miranda to incur exploration expenditures on the Miranda Property in the amount of $10,000 by February 28, 1999.

The Company believes that its cash reserves are also sufficient to meet its obligations for the next twelve month period to Senate Capital under the Management Agreement and to pay for the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities

Exchange Act of 1934, in addition to the cost of completing Phase One of the exploration program.

The Company will require additional funding in the event that the Company determines to proceed with Phase Two of the exploration program. The anticipated cost of the Phase Two exploration program is $98,700 which is in excess of the projected cash reserves of the Company upon completion of Phase One of the exploration program. The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund Phase Two of the exploration program. The Company believes that debt financing will not be an alternative for funding Phase Two of the exploration program. The Company does not have any arrangements in place for future equity financing of the Company.

If the Company does not secure additional financing, the Company will not be able to complete Phase Two of the exploration program or meet its obligation to Miranda under the Option to incur $250,000 of exploration expenditures on the Miranda Property by February 28, 2002. In the event that the Company is unable to obtain sufficient financing in this regard, it will be required to abandon the Option and lose all rights thereto. The Company may consider bringing in a joint venture partner to provide the required funding, if the Company is unable to obtain the funding by itself and does not want to abandon the Miranda Property. The Company has not undertaken any efforts to locate a joint venture partner for the Miranda Property. In addition, there is no assurance that the Company would be able to locate a joint venture partner for the Miranda Property who would assist the Company in funding the exploration of the Miranda Property. The Company may pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

Results of Operations.

For the Year Ended December 31, 1999

The Company is in the exploration stage and has no revenues from operations in Fiscal 1999. None of its mineral properties have proven to be commercially developable and as a result, the Company has not generated any revenue from these activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off.

The Company's present mineral properties and interests consist primarily of gold exploration properties or prospects which the Company believes have the potential for commercial gold recoveries. The Company has recorded cumulative write-offs of mineral properties of $ 41,523 during its exploration stage, a period of approximately one year.

The Company's general and administrative expenses were $41,523 for fiscal 1999. This is the Company's first year of operations. These expenses are associated with acquiring mineral properties and obtaining capital financings and the costs associated with becoming an Exchange Issuer under the Securities Exchange Act of 1934. The Company anticipates that general and administrative expenses will increase in fiscal 2000 if the Company moves ahead with the further exploration of its mineral property.

Liquidity and Capital Resources.

The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company has no revenue from mining to date and does not anticipate mining revenues in the foreseeable future.

The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company's liquidity either materially increasing or decreasing at present or in the foreseeable future. Material increases or decreases in the Company's liquidity are substantially determined by the success or failure of the Company's exploration programs or the future acquisition of projects.

The Company's cash position at December 31, 1999 was $6,655.

The Company recorded a net loss for December 31, 1999 of $41,523.

The Company incurred exploration costs of $ 3,972 for the period ending December 31,1999.

Also during Fiscal 1999 the Company made option payments on its mineral property totalling $1,000.

At December 31, 1999 the Company had working capital of $ 6,655.

At year end, December 31, 1999, the Company has met all its expenditure requirements under the mineral property option agreement it holds.

During the first half of Fiscal 2000 and the second half of Fiscal 2000, the Company will evaluate market conditions and determine how best to proceed with its projects in Nevada.

The balance of the Company's cash needs through the second half of Fiscal 2000 are expected to come from an equity financing. The Company intends to raise any required additional funds by selling equity securities


ITEM 7.     FINANCIAL STATEMENTS

                AUDITORS' REPORT

To the Shareholders
Braden Technologies, Inc.

We have audited the balance sheet of Braden Technologies, Inc. (an exploration stage company) as at December 31, 1999 and the statements of loss and deficit accumulated during the development stage, cash flows and stockholders' equity for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and the results of its operations and the cash flows for the period then ended in accordance with United States generally accepted accounting principles.




Vancouver, B.C.                   /s/ DeMello & Company
                                   R.F. DeMello Inc.

December 31, 1999                  Certified General Accountants

                     BRADEN TECHNOLOGIES, INC.
                   (An Exploration Stage Company)

                          BALANCE SHEET

                        DECEMBER 31, 1999
                     (Stated in U.S. Dollars)

-------------------------------------------------------------------------------

ASSETS

CURRENT
   Cash                                                        $   6,655

   Mineral property (Note 3)                                       1,000
                                                               ----------
                                                               $   7,655
===============================================================================

LIABILITIES

CURRENT
   Accounts payable                                            $   1,678
                                                               ----------

SHAREHOLDERS' EQUITY

SHARE CAPITAL
   Authorized:
     25,000,000 Common shares, par value $0.001 per share

   Issued and outstanding:
     2,850,000 Common shares                                       2,850

   Additional paid in capital                                     44,650

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                 (41,523)
                                                               ----------
                                                                   5,977
                                                               ----------

                                                               $   7,655
===============================================================================



Approved by the Directors:
==========================


/s/ Peter Bell                        /s/ Richard Wilson
----------------------------          ---------------------------------

                         BRADEN TECHNOLOGIES, INC.
                       (An Exploration Stage Company)

                       STATEMENT OF LOSS AND DEFICIT
                           (Stated in U.S. Dollars)

-------------------------------------------------------------------------------
                                                 PERIOD FROM
                                                   DATE OF
                                                 ORGANIZATION      Inception
                                                  FEBRUARY 17     February 17
                                                     1999             1999
                                                 TO DECEMBER 31  To December 31
                                                     1999             1999
-------------------------------------------------------------------------------

EXPENSES
   Bank charges                                   $     294       $      294
   Mineral property exploration expenditures          3,972            3,972
   Professional fees                                 26,457           26,457
   Office and sundry                                    372              372
   Office facilities and services                    10,428           10,428
                                                  ----------------------------
NET LOSS FOR THE PERIOD                              41,523       $   41,523
                                                                  ============

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE,
   BEGINNING OF PERIOD                                  -
                                                   ---------
DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE,
   END OF PERIOD                                  $ 41,523
                                                   =========
NET LOSS PER SHARE                                   $0.02
                                                   =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    2,745,899
                                                 ===========

                          BRADEN TECHNOLOGIES, INC.
                       (An Exploration Stage Company)

                           STATEMENT OF CASH FLOWS
                           (Stated in U.S. Dollars)



-------------------------------------------------------------------------------
                                                 PERIOD FROM
                                                   DATE OF
                                                 ORGANIZATION      Inception
                                                  FEBRUARY 17     February 17
                                                     1999             1999
                                                 TO DECEMBER 31  To December 31
                                                     1999             1999
-------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net loss for the period                        $   (41,523)   $   (41,523)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
   CASH USED BY OPERATING ACTIVITIES
    Change in accounts payable                          1,678          1,678
                                                  ----------------------------
                                                      (39,845)       (39,845)
                                                  ----------------------------

CASH FLOW FROM INVESTING ACTIVITIES
    Mineral property                                   (1,000)        (1,000)
                                                  ----------------------------

CASH FLOW FROM FINANCING ACTIVITIES
    Share capital issued                               47,500         47,500
                                                  ----------------------------

INCREASE IN CASH                                        6,655          6,655

CASH, BEGINNING OF PERIOD                                 -              -
                                                  ----------------------------

CASH, END OF PERIOD                               $     6,655          6,655
===============================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                               DECEMBER 31, 1999
                            (Stated in U.S. Dollars)


                                      Common Stock
                          -----------------------------------
                                                  Additional
                                                    Paid-in
                            Shares     Amount       Capital    Deficit   Total
                          ------------------------------------------------------

Shares issued for cash
     @ $0.01              2,750,000   $ 2,750    $   24,750   $  -      $27,500

Shares issued for cash
     @ $0.20                100,000       100        19,900      -       20,000

Net loss for the period         -           -            -     (41,523) (41,523)
                          ------------------------------------------------------

Balance, December 31,
  1999                    2,850,000   $ 2,850    $   44,650   $(41,523) $ 5,977
                          ======================================================

                              BRADEN TECHNOLOGIES, INC.
                           (An Exploration Stage Company)

                            NOTES TO FINANCIAL STATEMENTS

                                 DECEMBER 31, 1999
                             (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS

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


2.   SIGNIFICANT ACCOUNTING POLICIES

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

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                             (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)   Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

b)   Financial Instruments

The Company's financial instruments consist of cash and accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

c)   Net Loss Per Share

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


2.   MINERAL PROPERTY

The Company has entered into an option agreement to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

-   cash payment of U.S. $1,000;
- exploration expenditures totalling U.S. $250,000 by February 28, 2002, U.S. $10,000 of which must be expended by February 28, 2000.

Consideration to date                 $ 1,000
                                      ========

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                             (Stated in U.S. Dollars)


4.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Form 3's on the following directors and officers were filed with the Securities and Exchange Commission as of March 29, 2000.

The directors and officers of the Company, their ages and term of continuous service is as follows:

NAME                       AGE        POSITION WITH     SERVED AS A DIRECTOR
                                      REGISTRANT        OR OFFICER SINCE

Peter William Bell          63        President/Sec.     February 17, 1999
                                      Treasurer
Ross William Bailey         37        Director           February 17, 1999

Richard Douglas Wilson      41        Director           February 17, 1999

MR. PETER WILLIAM BELL is a director and is President of the Company. Mr. Bell is a self-employed consultant and is a director of Current Technology Corporation. Mr. Bell has a Bachelor of Science Degree in Pharmacy from the University of Manitoba and a Masters in Business Administration from the University of Western Ontario. Mr. Bell practiced as a licensed pharmacist until 1968. Mr. Bell has been a director and member of a number of health care companies and professional organizations. Mr. Bell has provided a wide range of consultant services to health care companies and organizations. These consultant services included: sales management and reorganization of sales force; regional market development and marketing strategy; medical opinion surveys and market analysis; medical device product market development; business immigration program presentations; management studies in healthcare organizations; development and growth of public corporations and reverse takeovers in public companies.

Mr. Bell is also a director of Current Technology Corporation, a company that is publicly traded on the OTC Bulletin Board. Current Technology Corporation markets an electrostatic hair maintenance and re-growth process. Mr. Bell has been a director of Current Technology Corporation since 1992. Mr. Bell is also a director and is the President of Ezon Healthcare Corporation, a private company. Ezon Healthcare Corporation is involved in the development of a graphic labeling system for pharmaceutical products. Mr. Bell has been a director and the President of Ezon Healthcare Corporation since 1997.

Mr. Bell also is, and has been since December 1998, the President and a Director of Explore Technologies, Inc. a public company organized in Nevada. Explore is a natural resource company engaged in the acquisition, exploration and development of mineral properties in Nevada, similar to the Company.

Mr. Bell will provide services to the Company on a part-time basis, as required for the business of the Company. Mr. Bell's services include management and supervision of the business and director of the Company's exploration activities. There is no requirement on Mr. Bell to provide a fixed amount of time in the service of the Company. Consequently, the amount of time he spends on Company business is dependent on the needs of the Company.

MR. ROSS WILLIAM JOHNSTON BAILEY is a director of the Company and has a Bachelors Degree in Mechanical Engineering from the University of Victoria and is enrolled in the Masters in Business Administration program at Simon Fraser University. Mr. Bailey has been employed with Ballard Power Systems as a manufacturing engineer since 1995. Mr. Bailey was appointed to the Board of Directors of the Company on February 17, 1998.

RICHARD DOUGLAS WILSON is a director of the Company. Mr. Wilson is experienced in raising capital for mineral resource companies through the public market since 1987. Mr. Wilson has been a director and President of International Chargold Resources Ltd. since 1996. International Chargold Resources is a company that is publicly traded on the Vancouver Stock Exchange and that proposes to build and operate a precious metals refinery in Ghana, West Africa. Mr. Wilson has also been a director and secretary of Regent Ventures Ltd. since 1993. Regent Ventures is a company that is publicly traded on the Vancouver Stock Exchange and that owns a mineral property in the Yukon Territories, Canada. Mr. Wilson was appointed to the Board of Directors of the Company on February 17, 1998.

All of the directors are residents of Canada. All directors are elected annually by the shareholders and hold office until the next Annual Meeting of

Shareholders. Each officer of the Company holds office at the pleasure of the Board of Directors. No director or officer of the Company has any family relationship with any other officer or director of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

-------------------------------------------------------------------------------
                                    NUMBER   TRANSACTIONS    KNOWN FAILURES
                                   OF LATE   NOT TIMELY      TO FILE A REQUIRED
NAME AND PRINCIPAL POSITION        REPORTS   REPORTED        FORM
-------------------------------------------------------------------------------

Peter Bell, President,CEO, Sec/Treas.   1         0          None
Richard Wilson, Director                1         0          None
Ross Bailey, Director                   1         0          None
-------------------------------------------------------------------------------


Certain Significant Employees or Consultants

The Company has consulting relationships with other geologists and persons that are included in its projects and properties from time to time.

ITEM 10.   EXECUTIVE COMPENSATION

OFFICERS AND DIRECTORS

The Company did not pay any remuneration to its officers or directors during the period from its incorporation to December 31, 1999 the date of its annual financial statements, or from December 31, 1999 to March 6, 2000. The Company does not presently pay any compensation to any of its officers and directors. The Company may during the course of the current year decide to compensate its officers and directors for their services.

Incentive Stock Options

The Company does not have any options to purchase securities of the Company outstanding. The Company may in the future establish an incentive stock option plan for its directors, officers, employees and consultants.

Directors

The Directors of the Company did not receive cash compensation by the Company for their service as directors during the most recently completed fiscal year.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth, as of March 6, 2000, the number of Common Stock and the corresponding percentage ownership of (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names


-------------------------------------------------------------------------------
Name and Address                             Amount of                 Percent
of Beneficial Owner                          Beneficial Ownership      of Class
-------------------------------------------------------------------------------
Peter William Bell                               500,000                 17.54%
#105 - 3389 Capilano Road
North Vancouver, B.C. V7R 4W7
-------------------------------------------------------------------------------
Ross W.J. Bailey                                 100,000                  3.51%
#202 - 2136 West 1st Avenue
Vancouver, BC V6K 1E8
-------------------------------------------------------------------------------
Richard Douglas Wilson                            50,000                  1.75%
Penthouse 8 - 1060 Alberni Street
Vancouver, BC V6E 2K2
-------------------------------------------------------------------------------
Aileen Mary Fehr                                 250,000                  8.77%
3996 Michener Court,
North Vancouver, BC V7K 3C7
-------------------------------------------------------------------------------
Dennis Lyle Higgs (1),(2)                        865,000                 30.35%
4520 West 5th Avenue
Vancouver, BC V6R 1S7
-------------------------------------------------------------------------------
Darlene Higgs (1),(3)                            865,000                 30.35%
4520 West 5th Avenue
Vancouver, BC V6R 1S7
-------------------------------------------------------------------------------
Douglas V. Higgs (1),(4)                         865,000                 30.35%
110 - 7180 Lindsay Road
Richmond, BC V7C 3M6
-------------------------------------------------------------------------------
Darcy Allan Higgs (1),(5)                        865,000                 30.35%
4554 West 2nd Avenue
Vancouver, BC V6P 1K8
-------------------------------------------------------------------------------
Carleen Higgs (1),(6)                            865,000                 30.35%
4520 West 5th Avenue
Vancouver, BC V6R 1S7
-------------------------------------------------------------------------------
Terri-Lyn Ker (1),(7)                            865,000                 30.35%
4924 45th Avenue
Delta, BC V4K 1K3
-------------------------------------------------------------------------------
Eric Gordon Fergie                               175,000                  6.14%
2221 Venables Street
Vancouver, BC V5L 2J5
-------------------------------------------------------------------------------
Gordon H. Lloyd                                  250,000                  8.77%
Suite 160, 12820 Clark Place
Richmond, BC
-------------------------------------------------------------------------------
Directors and Officers As a Group                650,000                 22.80%
-------------------------------------------------------------------------------

(1) All shares indicated as beneficially owned include the following shares because of the affiliation between Dennis Higgs, Darlene Higgs, Douglas Higgs, Darcy Higgs, Carleen Higgs and Terri-Lynn Ker: (i) 200,000 shares owned by Dennis Higgs; (ii) 80,000 shares owned by Darlene Higgs; (iii) 200,000 shares owned by Douglas Higgs; (iv) 200,000 shares owned by Darcy Higgs; (v) 75,000 shares owned by Carleen Higgs and registered in the name of Santorini Investments Ltd.; and (vi) 110,000 shares owned by Terri-Lynn Kerr;

(2) Dennis Higgs is: (i) the husband of Darlene Higgs; (ii) the brother of Douglas Higgs, Darcy Higgs and Terri-Lyn Ker; and (iii) the brother-in-law of Carleen Higgs. Dennis Higgs disclaims any beneficial ownership of all shares owned by Darlene Higgs, Douglas Higgs, Darcy Higgs, Carlene Higgs and Terri-Lyn Ker.

(3) Darlene Higgs is: (i) the wife of Dennis Higgs; (ii) the sister-in-law of Douglas Higgs, Darcy Higgs and Terri-Lyn Ker; and (iii) the sister-in-law of Carleen Higgs. Darlene Higgs disclaims any beneficial ownership of all shares owned by Dennis Higgs, Douglas Higgs, Darcy Higgs, Carleen Higgs and Terri-Lyn Ker.

(4) Douglas Higgs is: (i) the brother of Darcy Higgs, Dennis Higgs and Terri-Lyn Ker; and (ii) the brother-in-law of Carleen Higgs and Darlene Higgs. Douglas Higgs disclaims any beneficial ownership of all shares owned by Dennis Higgs, Darlene Higgs, Darcy Higgs, Carleen Higgs and Terri-Lyn Ker.

(5) Darcy Higgs is: (i) the husband of Carleen Higgs; (ii) the brother of Dennis Higgs, Douglas Higgs and Terri-Lyn Ker; and (iii) the brother-in-law of Darlene Higgs. Darcy Higgs disclaims any beneficial ownership of all shares owned by Dennis Higgs, Darlene Higgs, Douglas Higgs, Carleen Higgs and Terri-Lyn Ker.

(6) Carleen Higgs is: (i) the wife of Darcy Higgs; (ii) the sister-in-law of Douglas Higgs, Dennis Higgs, Terri-Lyn Ker and Darlene Higgs. Carleen Higgs disclaims any beneficial ownership of all shares owned by Dennis Higgs, Douglas Higgs, Darcy Higgs, Darlene Higgs and Terri-Lyn Ker. The 75,000 shares owned by Carleen Higgs are registered in the name of Santorini Investments Corp., a private company controlled by Carleen Higgs.

(7) Terri-Lyn Ker is: (i) the sister of Darcy Higgs, Dennis Higgs and Douglas Higgs; and (ii) the sister-in-law of Darlene Higgs and Carleen Higgs. Terri-Lyn Ker disclaims any beneficial ownership of all shares owned by Dennis Higgs, Darlene Higgs, Douglas Higgs, Darcy Higgs and Carleen Higgs


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of the directors or officers of the Company, nor any proposed nominee for election as a director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company.

The Company entered into a management contract dated February 17, 1999 with Senate Capital Group Inc. whereby Senate Capital Group has agreed to provide office administration services to the Company. See Item 2 "Description of Business - Administration". Senate Capital Group is a private company controlled by Mr. Dennis Higgs. Mr. Dennis Higgs indirectly owns more that 10% of the Company's Common stock. See Item 11. "Security Ownership of Management and Certain Stock Holders".

It should be noted, however, that the Consulting Geologist, John Rice, who prepared the geological reports on which the business plan was at least partially based, is the Vendor on the Underlying Agreement which transferred the mineral rights to Miranda and as a result will be entitled to up to 70,000 common shares of Miranda Industries Inc. as described above under the section entitled "Mineral Property Option Agreement"

The Company's policy regarding related transactions requires that any director or officer who has an interest in any transaction to be approved by the board of directors of the Company disclose the presence and the nature of the interest to the board of directors prior to any approval of the transaction by the board of directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in the determining the presence of a quorum at the meeting of the board of directors to approve the transaction. The Company's policy regarding compensation for directors and officers is that the board of directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.


ITEM 13.   EXHIBITS, AND REPORTS ON FORM 8-K.

EXHIBITS:
---------

Exhibit 1:     Articles of Incorporation*
Exhibit 2:     Bylaws*
Exhibit 3:     Mineral Property Option Agreement*
Exhibit 4:     Agreement with John Rice*
Exhibit 5: Office Facilities and Service Contract between the Company and Senate Capital Group Inc.*

* Incorporated by reference from our registration statement on Form 10-SB originally filed with the commission on 4-20-99 and as amended on 2-25-2000 (File No. 0-25827)

FINANCIALS:
----------

The Company's audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing

Auditors Report of DeMello & Company dated December 31, 1999

Consolidated Balance Sheet dated December 31, 1999

Consolidated Statement of Loss and Deficit dated December 31, 1999.

Consolidated Statement of Cash Flows dated December 31, 1999

Notes to Consolidated Financial Statements

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.



By:      /s/Peter Bell
       ----------------------------
   PETER BELL, Director, President
   Chief Executive Officer
   Date: March 30, 2000


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/Peter Bell
       ------------------------------------
   Peter Bell, Director, President, and CEO
   Date: March 30, 2000



By:   /s/Richard Wilson
      -------------------------------------
   Richard Wilson, Director
   Date: March 30, 2000



By:   /s/Ross Bailey
      -------------------------------------
   Ross Bailey, Director
   Date: March 30, 2000