Form 10KSB/A
period 1999-12-31
BRADEN TECHNOLOGIES INC
filed 2000-04-05
CIK 1080535

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

The Company has not recorded any write-offs as of December 31, 1999.

The Company incurred exploration costs of $ 3,972 for the period ending December 31,1999.

Also during Fiscal 1999 the Company made option payments on its mineral property totalling $1,000.

At December 31, 1999 the Company had working capital of $ 4,997.

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

March 9, 2000                     Certified General Accountants

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


2.   MINERAL PROPERTY

The Company has entered into an option agreement to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

-   cash payment of U.S. $1,000;
- exploration expenditures totalling U.S. $250,000 by February 28, 2002, U.S. $10,000 of which must be expended by June 30, 2000.

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