Form 10QSB
period 2000-03-31
BRADEN TECHNOLOGIES INC
filed 2000-05-19
CIK 1080535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2000

     [   ]     Transition Report pursuant to 13 or 15(d) of the Securities
               Exchange Act of 1934

               For the transition period January 1, 2000 to March 31, 2000
                                         ---------------    --------------

                       Commission File Number   0-25553
                                                -------

                            BRADEN TECHNOLOGIES INC.
         -------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

     Nevada                                  88-0419475
------------------------------               ----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada           V6E 1B5
-----------------------------------------    -----------------
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code:       604-689-1659
                                                      ------------------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [   ] Yes    [  X ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,750,000 Shares of $.001 par value Class A Common Stock outstanding as of March 31, 2000.

PART 1 - FINANCIAL INFORMATION

Item  1.          Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                           BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)


                             FINANCIAL STATEMENTS


                                MARCH 31, 2000
                                 (Unaudited)
                          (Stated in U.S. Dollars)

                           BRADEN TECHNOLOGIES, INC.
                        (An Exploration Stage Company)

                                BALANCE SHEET
                                 (Unaudited)
                          (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                                MARCH 31
                                                           2000          1999
-------------------------------------------------------------------------------
ASSETS


Current
   Cash                                               $   3,868     $   47,412

Mineral Property (Note 4)                                 1,000          1,000
                                                      -------------------------
                                                      $   4,868     $   48,412
===============================================================================

LIABILITIES

Current
   Accounts payable                                   $   9,544     $    2,345
                                                      -------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
   Authorized:
     25,000,000 Common shares, par value
     $0.001 per share

   Issued and outstanding:
     2,850,000 Common shares                              2,850          2,850

   Additional paid in capital                            44,650         44,650

Deficit Accumulated During The Exploration Stage        (52,176)        (1,433)
                                                      -------------------------
                                                         (4,676)        46,067
                                                      -------------------------

                                                      $   4,868     $   48,412
===============================================================================

                                BRADEN TECHNOLOGIES, INC.
                              (An Exploration Stage Company)

                              STATEMENT OF LOSS AND DEFICIT
                                       (Unaudited)
                                (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------
                                                              Period From
                                               For The          Date Of
                                               Three          Organization      Inception
                                               Months          February 17     February 17
                                               Ended               1999             1999
                                               March 31        To March 31      To March 31
                                                2000               1999             1999
--------------------------------------------------------------------------------------------
EXPENSES
   Bank charges                               $    109         $       4         $    403
   Mineral property exploration expenditures       -                -               3,972
   Professional fees                             7,049               417           33,506
   Office and sundry                               495                84              867
   Office facilities and services                3,000               928           13,428
                                              ----------------------------------------------

NET LOSS FOR THE PERIOD                         10,653             1,433         $ 52,176
                                                                                 ===========

DEFICIT ACCUMULATED DURING THE
 EXPLORATION STAGE, BEGINNING OF PERIOD         41,523               -
                                              ---------------------------
DEFICIT ACCUMULATED DURING THE
 EXPLORATION STAGE, END OF PERIOD             $ 52,176         $   1,433
                                              ===========================

NET LOSS PER SHARE                               $0.01             $0.01
                                              ===========================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                2,850,000          1,580,769
                                            =============================

                             BRADEN TECHNOLOGIES, INC.
                           (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------
                                                              Period From
                                               For The          Date Of
                                               Three          Organization      Inception
                                               Months          February 17     February 17
                                               Ended               1999             1999
                                               March 31        To March 31      To March 31
                                                2000               1999             1999
--------------------------------------------------------------------------------------------

Cash Flow From Operating Activities
   Net loss for the period                  $ (10,653)         $  (1,433)        $ (52,176)

Adjustments To Reconcile Net Loss To
 Net Cash Use By Operating Activities
     Change in accounts payable                 7,866              2,345             9,544
                                            ------------------------------------------------
                                               (2,787)               912           (42,632)
                                            ------------------------------------------------

Cash Flow From Investing Activities
     Mineral property                             -               (1,000)           (1,000)
                                            ------------------------------------------------

Cash Flow From Financing Activities
     Share capital issued                         -               47,500            47,500
                                            ------------------------------------------------

Increase In Cash                               (2,787)            47,412             3,868

Cash, Beginning Of Period                       6,655                -                 -
                                            ------------------------------------------------

Cash, End Of Period                         $   3,868          $  47,412         $   3,868
============================================================================================

                                 BRADEN TECHNOLOGIES, INC.
                              (An Exploration Stage Company)

                            STATEMENT OF STOCKHOLDERS' EQUITY

                                     MARCH 31, 2000
                                       (Unaudited)
                                (Stated in U.S. Dollars)



                                      Common Stock
                          -----------------------------------
                                                  Additional
                                                    Paid-in
                            Shares     Amount       Capital    Deficit   Total
                          ------------------------------------------------------

Shares issued for cash
     @ $0.01              2,750,000   $ 2,750    $   24,750   $  -      $27,500

Shares issued for cash
     @ $0.20                100,000       100        19,900      -       20,000

Net loss for the period         -           -            -     (10,653) (10,653)
                          ------------------------------------------------------

Balance, March 31, 2000   2,850,000   $ 2,850    $   44,650   $(52,176) $(4,676)
                          ======================================================

                              BRADEN TECHNOLOGIES, INC.
                           (An Exploration Stage Company)
                            NOTES TO FINANCIAL STATEMENTS

                                   MARCH 31, 2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)

1.     BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and notes thereto.

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

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                              BRADEN TECHNOLOGIES, INC.
                           (An Exploration Stage Company)

                            NOTES TO FINANCIAL STATEMENTS

                                   MARCH 31, 2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)


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

                              BRADEN TECHNOLOGIES, INC.
                           (An Exploration Stage Company)

                            NOTES TO FINANCIAL STATEMENTS

                                   MARCH 31, 2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)


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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is a natural resource company engaged in the acquisition, exploration and development of mineral properties. The Company has an interest in certain properties located in Nevada, and intends to carry out exploration work on this property in order to ascertain whether it possesses commercially developable quantities of gold and other precious minerals.

The Company holds an option agreement from Miranda Industries Inc. ("Miranda") to acquire a 50% interest in the "Secret Basin" project situated in the State of Nevada (the "Basin claims"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Basin claims:

1. Initial exploration expenditures in the amount of $10,000 US by June 30, 2000; and

2. Cumulative exploration expenditures in the amount of $250,000 US by February 28, 2002.

The Company has not incurred exploration expenditures to date on the Basin Claims which can be applied towards exercise of the Option.

In addition, until the Company shall have secured a 50% interest in the Basin claims, the Company is obligated to cover all Property Acquisition Costs due under the Underlying Agreement, as discussed below.

Upon the Company acquiring a 50% interest in the Basin claims by exercise of the Option, the Company and Miranda will enter into a joint venture for the purpose of further exploring and developing and, if economically and politically feasible, constructing and operating a mine on the Basin claims.

Plan of Operations

With its current cash position, the Company cannot complete Phase I without additional financing. The approximate cost of the Phase I work program is $10,000. If the Company is not successful in raising additional financing, the Company may attempt to negotiate an extension to the date for the completion of the required exploration expenses under the option agreement. If the Company does not negotiate an extension then the Company's interest in the property will terminate. There is no assurance that the Company will be able to negotiate any extension or obtain additional financing if an extension is negotiated.

Completion of Phase Two of the exploration program (as described in the First Amended Form 10-SB Registration Statement) is conditional upon completion of Phase I. If the Company determines to proceed with Phase Two, it will need additional financing which it intends to obtain through a private offering of stock to accredited investors under Regulation D of the Securities Act of 1933.

The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company has no revenue from mining to date and does not anticipate mining revenues in the foreseeable future.

The Company had cash on hand in the amount of 3,868 as of March 31, 2000 compared to 47,412 for the period ending March 31, 1999. (The Company was incorporated Feb 18, 1999) The Company will require additional funding in order to complete Phase I of the exploration program.

The Company's general and administrative expenses were $10,653 for the period ending March 31, 2000 compared to $1,433 for the period ending March 31, 1999.

The Company incurred professional fees of $7,049 for the period ending March 31, 2000 compared to $417 for the period ending March 31, 1999. These costs were associated with the Company's continuing obligations as a reporting company under the Securities Exchange Act of 1934.

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

     BRADEN TECHNOLOGIES INC.



Date:  May 17, 2000


By:       /s/Peter Bell
      ------------------------------------
          PETER BELL, Director, President
          Chief Executive Officer