Form 10QSB
period 2000-06-30
BRADEN TECHNOLOGIES INC
filed 2000-08-11
CIK 1080535

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

   [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2000

   [   ]   Transition Report pursuant to 13 or 15(d) of the Securities
           Exchange Act of 1934

           For the transition period                    to
                                     -------------------  ----------------------

           Commission File Number     0-25827
                                 ---------------------

                              BRADEN TECHNOLOGIES INC.
      ---------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

           Nevada                                      88-0419475
--------------------------------------       -------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada                    V6E 1B5
------------------------------------------          ----------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number, including area code:     604-689-1659
                                                    ----------------

      -----------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of June 30, 2000.

                          PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                        BRADEN TECHNOLOGIES, INC.
                      (An Exploration Stage Company)


                           FINANCIAL STATEMENTS


                               JUNE 30, 2000
                                (Unaudited)
                          (Stated in U.S. Dollars)

                        BRADEN TECHNOLOGIES, INC.
                      (An Exploration Stage Company)

                              BALANCE SHEET
                               (Unaudited)
                         (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                         JUNE 30     DECEMBER 31
                                                           2000          1999
--------------------------------------------------------------------------------

ASSETS

Current
     Cash                                                $   2,489    $   6,655

Mineral Property (Note 4)                                    1,000        1,000
                                                         -----------------------
                                                         $   3,489    $   7,655
================================================================================

LIABILITIES

Current
     Accounts payable                                    $  13,508    $   1,678
                                                         -----------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
     Authorized:
       25,000,000 Common shares, par value $0.001 per share

     Issued and outstanding:
       2,850,000 Common shares                               2,850        2,850

Additional paid in capital                                  44,650       44,650

Deficit Accumulated During The Exploration Stage           (57,519)     (41,523)
                                                         -----------------------
                                                           (10,019)       5,977
                                                         -----------------------

                                                         $   3,489    $   7,655
================================================================================

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                           STATEMENT OF LOSS AND DEFICIT
                                    (Unaudited)
                              (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                                                      PERIOD
                                                                                       FROM
                                   FOR THE          FOR THE         FOR THE          DATE OF
                                    THREE            THREE            SIX          ORGANIZATION        INCEPTION
                                    MONTHS           MONTHS          MONTHS         FEBRUARY 17       FEBRUARY 17
                                    ENDED            ENDED           ENDED            1999 TO          1999 TO
                                   JUNE 30          JUNE 30         JUNE 30           JUNE 30          JUNE 30
                                    2000              1999           2000              1999             2000
----------------------------------------------------------------------------------------------------------------
Expenses
   Bank charges                  $       62      $      118        $      171      $       122       $     465
     Mineral property
     exploration expenditures          -               -                 -                -              3,972
     Professional fees                2,041          10,714             9,090           11,131          35,547
     Office and sundry                  240             80                735              164           1,107
     Office facilities and
      services                        3,000           3,000             6,000            4,428          16,428
                                 -------------------------------------------------------------------------------
Net Loss For The Period               5,343          13,912            15,996           15,845       $  57,519
                                                                                                      ========

Deficit Accumulated During The
  Exploration Stage, Beginning
  Of Period                          52,176           1,933            41,523             -
                                 ------------------------------------------------------------

Deficit Accumulated During The
  Exploration Stage, End
  Of Period                      $   57,519      $   15,845        $   57,519      $   15,845
                                 ============================================================

Net Loss Per Share               $     0.01      $     0.01        $     0.01      $     0.01
                                 ============================================================

Weighted Average Number of
  Shares Outstanding              2,850,000       2,064,286         2,850,000       2,601,880
                                 ============================================================

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                              STATEMENT OF CASH FLOWS
                                    (Unaudited)
                              (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                                                     PERIOD
                                                                                      FROM
                                  FOR THE          FOR THE         FOR THE          DATE OF
                                   THREE            THREE            SIX          ORGANIZATION        INCEPTION
                                   MONTHS           MONTHS          MONTHS         FEBRUARY 17       FEBRUARY 17
                                   ENDED            ENDED           ENDED            1999 TO          1999 TO
                                  JUNE 30          JUNE 30         JUNE 30           JUNE 30          JUNE 30
                                   2000              1999           2000              1999             2000
----------------------------------------------------------------------------------------------------------------
Cash Flow From
  Operating Activities

   Net loss for the period       $   (5,343)     $  (13,912)      $  (15,996)      $  (15,845)      $  (57,519)

Adjustments To Reconcile Net
  Loss To Net
   Cash use By Operating
    Activities
    Change in accounts payable        3,964             427           11,830            2,272           13,508
                                 -------------------------------------------------------------------------------
                                      1,379         (13,485)          (4,166)         (13,573)         (44,001)
                                -------------------------------------------------------------------------------

Cash Flow From Investing
  Activities                           -             (1,000)            -              (1,000)          (1,000)
                                 -------------------------------------------------------------------------------
Cash Flow From Financing
  Activities
   Share capital issued                -               -                -              47,500           47,500
                                 -------------------------------------------------------------------------------
Increase (Decrease) In Cash          (1,379)        (14,485)          (4,166)          32,927            2,489

Cash, Beginning Of Period             3,868          47,412            6,655             -                -
                                 -------------------------------------------------------------------------------

Cash, End Of Period                   2,489          32,927            2,489           32,927            2,489
===============================================================================================================

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                                   JUNE 30, 2000

                                    (Unaudited)
                              (Stated in U.S. Dollars)

                                    Common Stock
                   ------------------------------------------
                                             Additional
                                              Paid-in
                   Shares       Amount        Capital       Deficit     Total
                   -------------------------------------------------------------

Shares issued
  for cash
  @ $0.01          2,750,000   $    2,750   $   24,750   $    -      $   27,500

Shares issued
  for cash
  @ $0.20            100,000          100       19,900        -          20,000

Net loss for
  the period            -            -            -        (41,523)     (41,523)
                   -------------------------------------------------------------

Balance, December
  31, 1999         2,850,000        2,850       44,650     (41,523)       5,977

Net loss for
  the period            -            -            -        (15,996)     (15,996)
                   -------------------------------------------------------------

Balance June 30,
  2000             2,850,000   $    2,850   $   44,650   $ (57,519)  $  (10,019)
                   =============================================================

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                   JUNE 30, 2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

    The unaudited financial statements as of June 30, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and notes thereto.

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

    The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                   JUNE 30, 2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)

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

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                   JUNE 30, 2000
                                    (Unaudited)
                              (Stated in U.S. Dollars)

4.  MINERAL PROPERTY

    The Company has entered into an option agreement to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

     -  cash payment of U.S. $1,000;
     - exploration expenditures totalling U.S. $250,000 by February 28, 2002, U.S. $10,000 of which must be expended by September 30, 2000.

    Consideration to date                       $ 1,000
                                                =======




5.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

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

The Company holds an option agreement from Miranda Industries Inc. ("Miranda") to acquire a 50% interest in the "Secret Basin" project situated in the State of Nevada (the "Basin claims"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Basin claims:

1. The Company received an extension to perform initial exploration expenditures in the amount of $10,000 US by September 30, 2000; and

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

Plan of Operations

With its current cash position, the Company cannot complete Phase I without additional financing. The approximate cost of the Phase I work program is $10,000. If the Company is not successful in raising additional financing, the Company may attempt to negotiate another extension to the date for the completion of the required exploration expenses under the option agreement. If the Company does not negotiate an extension then the Company's interest in the property will terminate. There is no assurance that the Company will be able to negotiate any extension or obtain additional financing if an extension is negotiated.

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

The Company had cash on hand in the amount of 2,489 as of June 30, 2000 compared to 32,927 for the period ending June 30, 1999. (The Company was incorporated Feb 18, 1999) The Company will require additional funding in order to complete Phase I of the exploration program.

The Company's general and administrative expenses were $5,343 for the period ending June 30, 2000 compared to $13,912 for the period ending June 30, 1999.
Of the above amount, $3,000 was paid to Senate Capital under the management services agreement. There are limited resources to continue paying the fee of $1,000 per month under the Management Agreement with Senate Capital. The Company will require additional funding in order to finance its ongoing general and administrative expenses. There is no assurance that the Company will obtain the necessary financing.

The Company incurred professional fees of $2,041 for the period ending June 30, 2000 compared to $10,714 for the period ending June 30, 1999. These costs were associated with the Company's continuing obligations as a reporting company under the Securities Exchange Act of 1934.

In addition, the Company does not have sufficient cash to pay for its overhead expenses including professional fees associated with the Company's ongoing obligations as a reporting company under the Securities Exchange Act of 1934.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

    (a) Mineral Property Option Agreement Amendment dated June 30, 2000
    (b) Reports on Form 8-K--None

                                    SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.



Date: August 10, 2000


By:     /s/Peter Bell
   ---------------------------------
   PETER BELL, Director, President
   Chief Executive Officer

                             AMENDMENT AGREEMENT



THIS AGREEMENT is made as of the 30th day of June, 2000.

BETWEEN:          MIRANDA INDUSTRIES INC.
                  Suite 505 - 1155 Robson Street
                  Vancouver, B.C.
                  V6E 1B5

                  (the "Optionor")

                                                               OF THE FIRST PART


AND:               BRADEN TECHNOLOGIES INC.
                   Suite 505 - 1155 Robson Street
                   Vancouver, B.C.
                   V6E 1B5

                   ("Braden")

                                                              OF THE SECOND PART


WHEREAS:

A. The parties entered into a property option agreement dated the 18th day of February, 1999 (the "Agreement"), and an amendment agreement dated January 14, 2000 with respect to the acquisition by Braden of an option on the Secret Basin property; and

B.    The parties now wish to amend the Agreement;

NOW THEREFORE THIS AGREEMENT WITNESSES that the Agreement is amended as follows:

1. By the deletion of paragraph 2.01 in its entirety and the substitution therefor of the following:

2.01. The Optionor hereby grants to Braden the exclusive right and option to acquire an undivided 50% right, title and interest in and to the Property for total consideration consisting of cash payments to the Optionor totalling $1000 and the incurrence of Property Expenditures totalling $250,000 to be made as follows:

          (a) upon execution of this Agreement, the payment to the Optionor of the sum of $1000;

          (b) by September 30, 2000 the incurrence of Property Expenditures in the amount of $10,000;

          (c) by February 28, 2002, the incurrence of Property Expenditures in the cumulative amount of $250,000.


2.  The parties hereby ratify and confirm the Agreement in all other respects.

IN WITNESS WHEREOF the parties hereto have executed this Agreement as of the day and year first above written.


THE COMMON SEAL OF MIRANDA                                 c/s
INDUSTRIES INC. was hereunto
affixed in the presence of:


/s/Dennis Higgs
-----------------------------------



THE COMMON SEAL OF BRADEN                                  c/s
TECHNOLOGIES INC, was hereunto
affixed in the presence of:


/s/Peter Bell
-----------------------------------