Form 10QSB
period 2000-09-30
BRADEN TECHNOLOGIES INC
filed 2000-11-14
CIK 1080535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2000

 [   ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period                    to
                                  ------------------    ------------------------

        Commission File Number          0-25827
                                  ------------------

                            BRADEN TECHNOLOGIES INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

          Nevada                                         88-0419475
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada                     V6E 1B5
--------------------------------              ---------------------------------
(Address of principal executive offices)      (Zip Code)

Issuer's telephone number, including area code:         604-689-1659
                                               ---------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of September 30, 2000.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2000
                                   (Unaudited)
                             (Stated in U.S. Dollars)

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                             (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                   SEPTEMBER 30     DECEMBER 31
                                                        2000            1999
--------------------------------------------------------------------------------
ASSETS

Current
   Cash                                            $      2,409    $      6,655

Mineral Property (Note 4)                                 1,000           1,000
                                                   ----------------------------
                                                   $      3,409    $      7,655
================================================================================
LIABILITIES

Current
   Accounts payable                                $     17,809    $      1,678
                                                   ----------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
   Authorized:
     25,000,000 Common shares, par value
     $0.001 per share

   Issued and outstanding:
     2,850,000 Common shares                              2,850           2,850

   Additional paid in capital                            44,650          44,650

Deficit Accumulated During The Exploration Stage        (61,900)        (41,523)
                                                   ----------------------------
                                                        (14,400)          5,977
                                                   ----------------------------
                                                   $      3,409    $      7,655
================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          PERIOD
                                                                                                           FROM
                                                                                        FOR THE           DATE OF
                                                                                          NINE          ORGANIZATION    INCEPTION
                                                                  FOR THE                MONTHS         FEBRUARY 17    FEBRUARY 17
                                                           THREE MONTHS ENDED            ENDED             1999 TO       1999 TO
                                                               SEPTEMBER 30            SEPTEMBER 30     SEPTEMBER 30  SEPTEMBER 30
                                                           2000          1999            2000               1999          2000
----------------------------------------------------------------------------------------------------------------------------------
Expenses
   Bank charges                                       $        79   $        83         $       250     $       205   $       544
   Mineral property exploration expenditures                 -            3,972                -              3,972         3,972
   Professional fees                                          101         7,736               9,191          18,867        35,648
   Office and sundry                                        1,201           139               1,936             303         2,308
   Office facilities and services                           3,000         3,000               9,000           7,428        19,428
                                                       ---------------------------------------------------------------------------
Net Loss For The Period                                     4,381        14,930              20,377          30,775   $    61,900
                                                                                                                       ===========

Deficit Accumulated During The Exploration
  Stage, Beginning Of Period                               57,519        15,845              41,523            -
                                                       ------------------------------------------------------------

Deficit Accumulated During The Exploration Stage,
  End Of Period                                       $    61,900   $    30,775         $    61,900     $    30,775
                                                       ============================================================

Net Loss Per Share                                    $      0.01   $      0.01         $      0.01     $      0.01
                                                       ============================================================

Weighted Average Number of Shares Outstanding           2,850,000     2,850,000           2,850,000       2,703,333
                                                       ============================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          PERIOD
                                                                                                           FROM
                                                                                        FOR THE           DATE OF
                                                                                          NINE          ORGANIZATION    INCEPTION
                                                                  FOR THE                MONTHS         FEBRUARY 17    FEBRUARY 17
                                                           THREE MONTHS ENDED            ENDED             1999 TO       1999 TO
                                                               SEPTEMBER 30            SEPTEMBER 30     SEPTEMBER 30  SEPTEMBER 30
                                                           2000          1999            2000               1999          2000
----------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net loss for the period                            $    (4,381)  $   (14,930)        $   (20,377)    $   (30,775)  $   (61,900)

Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
   Change in prepaid expenses                                -           (1,000)               -             (1,000)         -
   Change in accounts payable                               4,301        (1,742)             16,131             530        17,809
                                                       ---------------------------------------------------------------------------
                                                              (80)      (17,672)             (4,246)        (31,245)      (44,091)
                                                       ---------------------------------------------------------------------------

Cash Flow From Investing Activities                          -             -                   -             (1,000)       (1,000)
                                                       ---------------------------------------------------------------------------

Cash Flow From Financing Activities
   Share capital issued                                      -             -                   -             47,500        47,500
                                                       ---------------------------------------------------------------------------

Increase (Decrease) In Cash                                   (80)      (17,672)             (4,246)         15,255         2,409

Cash, Beginning Of Period                                   2,489        32,927               6,655            -             -
                                                       ---------------------------------------------------------------------------

Cash, End Of Period                                         2,409        15,255               2,409          15,255         2,409
===================================================================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                               SEPTEMBER 30, 2000
                                   (Unaudited)
                             (Stated in U.S. Dollars)

                                   Common Stock
                         -----------------------------------
                                                Additional
                                                   Paid-in
                         Shares      Amount        Capital     Deficit     Total
                         -------------------------------------------------------

Shares issued for cash
@ $0.01                  2,750,000  $  2,750    $   24,750  $    -     $ 27,500

Shares issued for cash
@ $0.20                    100,000       100        19,900       -       20,000

Net loss for the period       -         -             -       (41,523)  (41,523)
                         -------------------------------------------------------
Balance, December 31,
  1999                   2,850,000     2,850        44,650    (41,523)    5,977

Net loss for the period       -         -             -       (20,377)  (20,377)
                         -------------------------------------------------------

Balance September 30,
  2000                   2,850,000  $  2,850    $   44,650  $ (61,900) $(14,400)
                         =======================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)
                             (Stated in U.S. Dollars)

1.  BASIS OF PRESENTATION

    The unaudited financial statements as of September 30, 2000 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and notes thereto.

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

    The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)
                             (Stated in U.S. Dollars)

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

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)
                             (Stated in U.S. Dollars)

4.  MINERAL PROPERTY

    The Company has entered into an option agreement to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

     -   cash payment of U.S. $1,000;
     - exploration expenditures totalling U.S. $250,000 by February 28, 2002, U.S. $10,000 of which must be expended by December 31, 2000.

    Consideration to date                              $   1,000
                                                        ========


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

The Company had cash on hand in the amount of 2,409 as of September 30, 2000 compared to 15,255 for the period ending September 30, 1999. (The Company was incorporated Feb 18, 1999) The Company will require additional funding in order to complete Phase I of the exploration program.

The Company's general and administrative expenses were $4,381 for the period ending September 30, 2000 compared to $14,930 for the period ending September 30, 1999. Of the above amount, $3,000 was paid to Senate Capital under the management services agreement. There are limited resources to continue paying the fee of $1,000 per month under the Management Agreement with Senate Capital. The Company will require additional funding in order to finance its ongoing general and administrative expenses. There is no assurance that the Company will obtain the necessary financing.

The Company incurred professional fees of $101.00 for the period ending September 30, 2000 compared to $7,736 for the period ending September 30, 1999.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Mineral Property Option Agreement Amendment dated September 30, 2000
        (b) Reports on Form 8-K--None

                                       SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.



Date: October 18, 2000


By:  /s/ Peter Bell
   ----------------------------------------
     PETER BELL, Director, President
     Chief Executive Officer