Form 10KSB
period 2000-12-31
BRADEN TECHNOLOGIES INC
filed 2001-03-28
CIK 1080535

SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549


                                     FORM 10-KSB

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended   December 31, 2000
                                         -------------------------

   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                             --------------  -------------

               Commission file number   0-25827
                                     ----------------------


                             BRADEN TECHNOLOGIES INC.
           (Exact Name of Registrant as Specified in Its Charter)


NEVADA                                                    88-0419475
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

                     Common Stock
------------------------------------------------------------
                        (Title of Each Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   ------    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

-------------------------------------------------------------------------

State issuers revenues for its most recent fiscal year.     Nil
                                                       ---------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,041,300.00
-------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

2,850,000
-------------------------------------------------------

                              BRADEN TECHNOLOGIES
                                  FORM 10 -KSB
                                TABLE OF CONTENTS



Item 1.   DESCRIPTION OF BUSINESS                                              4

Item 2.   DESCRIPTION OF PROPERTY                                             10

Item 3.   LEGAL PROCEEDINGS                                                   10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            10

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           11

Item 7.   FINANCIAL STATEMENTS                                                13

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.                                               22

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   22

Item 10.  EXECUTIVE COMPENSATION                                              23

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                      24

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      26

Item 13.  EXHIBITS, AND REPORTS ON FORM 8-K.                                  26

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

Mineral Property Option Agreement

By an agreement made as of February 18, 1999 between the Company and Miranda Industries Inc. of Suite 505 - 1155 Robson Street, Vancouver, British Columbia ("Miranda"), the Company acquired from Miranda the option (the "Option") to acquire a 50% interest in certain mineral claims situated in the State of Nevada (the "Miranda Property"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Miranda Property:

1. initial exploration expenditures in the amount of $10,000 US by February 28, 2000; and (Under an amended agreement dated December 31, 2000, the initial exploration expenditures must be incurred by June 30, 2001).

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

Geological Report

The Company obtained a geological report on the Miranda Property dated February 18, 1999 prepared by John Rice, Consulting Geologist of P.O. Box 20074, Reno, Nevada 89515 (the "Geological Report"). The Geological Report summarizes the exploration history of the Miranda Property, the regional geology of the Miranda Property and provides conclusions and recommendations for a work program on the Miranda Property. These conclusions and recommendations of the Geological Report are summarized below.

Miranda Property

In November, 2000 Miranda reduced the number of claims that it held an option on in the Secret Basin Project located in Nye County, Nevada. The 10 new claims are summarized in the following table:

      -------------------------------------------------------
      Claim Name        Nye County          BLM Number
                        Number
      -------------------------------------------------------
      Basin 7           502106              819772
      -------------------------------------------------------
      Basin 8           502107              819773
      -------------------------------------------------------
      Basin 9           502108              819774
      -------------------------------------------------------
      Basin 10          502109              819775
      -------------------------------------------------------
      Basin 11          502110              819776
      -------------------------------------------------------
      Basin 12          502111              819777
      -------------------------------------------------------
      Basin 13          502112              819778
      -------------------------------------------------------
      Basin 14          502113              819779
      -------------------------------------------------------
      Basin 15          502114              819780
      -------------------------------------------------------
      Basin 16          502115              819781
      -------------------------------------------------------

The ten lode claims comprising the Miranda Property have been located and filed by Miranda on land administered by the U.S. Bureau of Land Management. The claims are named the Basin Claims.

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

The following table summarizes the costs of proceeding with the geological exploration program recommended by the Geological Report:

Phase One of Geological Exploration Program

Geological   Contractor   $ 9,000   Survey
Survey
             Geologist    $   700   Supervision and planning
             Reporting    $   500   Summary and interpretations
             Contingency  $ 1,000   @ 10%
             -----------  -------
             TOTAL        $11,200

Phase Two of Geological Exploration Program

Secret Basin Contractor   $50,000   Reverse circulation drilling
             Geologist    $ 7,500   Supervision and geology
             Assaying     $12,000   For each 5 ft sample road
             Building     $ 8,000   Includes mobilization
             Permitting   $ 1,000   With the Forest Service
             Filing Fees  $ 3,500   Filing fees and staking additional claims
             Reporting    $ 4,000   Summary reports
             Contingency  $12,900   @ 15%: meetings, management,
                          -------   misc.
             TOTAL        $98,900

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

Certain Risk Factors

From time to time, the "Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*   Fluctuations in the market prices of gold
*   General domestic and international economic and political conditions
*   Unexpected geological conditions or rock instability conditions resulting
*   in cave-ins, flooding, rock-bursts or rock slides
*   Difficulties associated with managing complex operations in remote areas
*   Unanticipated milling and other processing problems
*   The speculative nature of mineral exploration
*   Environmental risks
* Changes in laws and government regulations, including those relating to taxes and the environment
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions
*   Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specifications or expectations
*   Labor relations
*   Accidents
*   Unusual weather or operating conditions
*   Force majeure events
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

Item 2.   DESCRIPTION OF PROPERTY

The Company has an option to acquire a 50% interest in the Miranda Property, as described in Item 1 of this Form 10-KSB under "Mineral Property Option Agreement".

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

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company began trading April 28, 2000, on the OTC BB under the symbol BDNT. The following table lists the high, low, closing sales prices, and the volume of the Company's common shares for the last three fiscal quarters:

------------------------------------------------------------------
For the Period Ending   High        Low      Close      Volume
------------------------------------------------------------------
12/31/00               $1.0625     $0.75     $0.75       4500
------------------------------------------------------------------
09/30/00               $1.125      $1.00     $1.0625     9000
------------------------------------------------------------------
06/30/00                -0-         -0-       -0-         -0-
------------------------------------------------------------------

As of March 31, 2000 there were 35 registered shareholders of the Company's common stock.

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

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company has not yet proceeded with Phase One of the exploration program on the Miranda Property. The Company currently does not have sufficient funds to proceed with Phase One of the exploration program as set forth in Item 4 of Part II of this Registration Statement.

The Company had cash on hand in the amount of $1,702 as of December 31, 2000. The Company will require additional funding by June 30, 2001 to enable the Company to meet its obligation to Miranda to incur exploration expenditures on the Miranda Property in the amount of $10,000 by June 30, 2001.

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

Results of Operations.

For the Year Ended December 31, 2000

The Company is in the exploration stage and has no revenues from operations in Fiscal 2000. None of its mineral properties have proven to be commercially developable and as a result, the Company has not generated any revenue from these activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off.

The Company's present mineral properties and interests consist primarily of gold exploration properties or prospects which the Company believes have the potential for commercial gold recoveries. The Company has recorded cumulative write-offs of mineral properties of $ 67,920 during its exploration stage, a period of approximately one year.

The Company's general and administrative expenses were $26,397 for the period ending December, 2000. This is the Company's second year of operations. The Company anticipates that general and administrative expenses will increase in fiscal 2001 if the Company moves ahead with the further exploration of its mineral property.

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

The Company's cash position at December 31, 2001 was $1,702.

The Company has not recorded any write-offs as of December 31, 2000.

The Company did not incur any exploration costs for the period ending December 31, 2000.

During Fiscal 2000 no option payments were made on its mineral property.

At December 31, 2000 the Company had a working capital deficit of $ (21,420).

At year end, December 31, 2000, the Company has met all its expenditure requirements under the mineral property option agreement it holds.

During the first half of Fiscal 2001 and the second half of Fiscal 2001, the Company will evaluate market conditions and determine how best to proceed with its projects in Nevada.

The balance of the Company's cash needs through the second half of Fiscal 2001 are expected to come from an equity financing. The Company intends to raise any required additional funds by selling equity securities.


Item 7.     FINANCIAL STATEMENTS




                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                           DECEMBER 31, 2000 AND 1999
                            (Stated in U.S. Dollars)

                                 AUDITORS' REPORT


To the Shareholders
Braden Technologies, Inc.

We have audited the balance sheets of Braden Technologies, Inc. (an exploration stage company) as at December 31, 2000 and 1999, and the statements of loss and deficit accumulated during the development stage, cash flows and stockholders' equity for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and cash flows for the periods then ended in accordance with United States generally accepted accounting principles.

Without qualifying our opinion, we draw attention to Note 1 to the financial statements. The Company incurred a net loss of $26,397 during the year ended December 31, 2000, and as at December 31, 2000, has not attained profitable operation and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern.

Vancouver, B.C.                                        /s/ DeMello & Company

March 28, 2001                                     Certified General Accountants


COMMENTS BY AUDITORS ON UNITED STATES - CANADA DIFFERENCE
---------------------------------------------------------

In Canada, reporting standards for auditors do not permit the addition of an explanatory paragraph when the financial statements account for, disclose or present, in accordance with generally accepted accounting principles, conditions and events that cast substantial doubt on the Company's ability to continue as a going concern. Although our audits were conducted in accordance with both United States and Canadian generally accepted auditing standards, our report to the shareholders, dated March 28, 2001, is expressed in accordance with United States reporting standards which require a reference to such conditions and events in the Auditors' Report.

Vancouver, B.C.                                        /s/ DeMello & Company

March 28, 2001                                     Certified General Accountants

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                              DECEMBER 31
                                                         2000             1999
--------------------------------------------------------------------------------

ASSETS

Current
    Cash                                            $      1,702   $      6,655

Mineral Property (Note 3)                                  1,000          1,000
                                                    ----------------------------
                                                    $      2,702   $      7,655
================================================================================

LIABILITIES

Current
    Accounts payable                                $     23,122   $      1,678

SHAREHOLDERS' EQUITY

Share Capital
    Authorized:
     25,000,000 Common shares, par value
      $0.001 per share

    Issued and Outstanding:
      2,850,000 Common shares                              2,850          2,850

    Additional paid in capital                            44,650         44,650

Deficit Accumulated During The Exploration Stage         (67,920)       (41,523)
                                                    ----------------------------
                                                         (20,420)         5,977
                                                    ----------------------------
                                                    $      2,702   $      7,655
================================================================================


Approved by the Directors:

/s/ Peter Bell                           /s/ Rick Wilson
---------------------------------------  ---------------------------------------

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                               PERIOD FROM
                                                                                 DATE OF
                                                                               ORGANIZATION             INCEPTION
                                                          YEAR                  FEBRUARY 17             FEBRUARY 17
                                                          ENDED                    1999 TO                1999 TO
                                                       DECEMBER 31               DECEMBER 31            DECEMBER 31
                                                          2000                       1999                   2000
--------------------------------------------------------------------------------------------------------------------
Expenses
    Bank charges                                      $         325              $         294         $         619
    Mineral property exploration expenditures                  -                         3,972                 3,972
    Professional fees                                         9,739                     26,457                36,196
    Office and sundry                                         4,333                        372                 4,705
    Office facilities and services                           12,000                     10,428                22,428
                                                      --------------------------------------------------------------

Net Loss For The Period                                      26,397                     41,523         $      67,920
                                                                                                       =============

Deficit Accumulated During The
   Exploration Stage, Beginning Of Period                    41,523                       -
                                                      -----------------------------------------

Deficit Accumulated During The
   Exploration Stage, End Of Period                   $      67,920              $      41,523
===============================================================================================

Net Loss Per Share                                    $        0.01              $        0.02
===============================================================================================

Weighted Average Number Of Shares
   Outstanding                                            2,850,000                  2,745,899
===============================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------
                                                                               PERIOD FROM
                                                                                 DATE OF
                                                                               ORGANIZATION             INCEPTION
                                                          YEAR                  FEBRUARY 17             FEBRUARY 17
                                                          ENDED                    1999 TO                1999 TO
                                                       DECEMBER 31               DECEMBER 31            DECEMBER 31
                                                          2000                       1999                   2000
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
    Net loss for the period                           $     (26,397)             $     (41,523)        $     (67,920)

Adjustment To Reconcile Net Loss To Net
   Cash Used By Operating Activities
    Change in accounts payable                               21,444                      1,678                23,122
                                                      --------------------------------------------------------------
                                                             (4,953)                   (39,845)              (44,798)
                                                      --------------------------------------------------------------

Cash Flows From Investing Activity
    Mineral property                                           -                        (1,000)               (1,000)

Cash Flows From Financing Activity
    Share capital issued                                       -                        47,500                47,500
                                                      --------------------------------------------------------------

Change In Cash                                               (4,953)                     6,655                 1,702

Cash, Beginning Of Period                                     6,655                       -                     -

                                                      --------------------------------------------------------------
Cash, End Of Period                                   $       1,702              $       6,655          $      1,702
====================================================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                DECEMBER 31, 2000
                            (Stated in U.S. Dollars)

                                                  Common Stock
                                  ---------------------------------------------
                                                                     Additional
                                                                       Paid-in
                                   Shares          Amount              Capital           Deficit           Total
                                  ----------------------------------------------------------------------------------
Shares Issued For Cash
    At $0.01                      2,750,000        $     2,750        $   24,750        $     -          $   27,500

Shares Issued For Cash
    At $0.20                        100,000                100            19,900              -              20,000

Net Loss For The Period                -                  -                 -              (41,523)         (41,523)
                                  ----------------------------------------------------------------------------------

Balance, December 31, 1999        2,850,000              2,850            44,650           (41,523)           5,977

Net Loss For The Year                  -                  -                 -              (26,397)         (26,397)
                                  ----------------------------------------------------------------------------------

Balance, December 31, 2000        2,850,000        $     2,850        $   44,650        $  (67,920)      $  (20,420)
                                  ==================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                             (Stated in U.S. Dollars)



1.   NATURE OF OPERATIONS

     a)  Organization

         The Company was incorporated in the State of Nevada, U.S.A. on February 17, 1999.

     b)  Exploration Stage Activities

         The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

         The Company is in the exploration stage; therefore, recovery of its assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's exploration program and its transition, ultimately to the attainment of profitable operations, is dependent upon obtaining adequate financing to fulfil its exploration activities and achieve a level of sales adequate to support its cost structure.


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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)  Mineral Property and Related Deferred Exploration Expenditures

         The Company capitalizes the acquisition costs of mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable acquisition costs will be written off. To date, the Company has not established the commercial feasibility of its mineral property, therefore, all exploration expenditures are being expensed.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                             (Stated in U.S. Dollars)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b)  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

     c)  Foreign Currency Translation

         The Company's functional currency is the U.S. dollar. Translation in foreign currency are translated into U.S. dollars as follows:

         i)    monetary items at the rate prevailing at the balance sheet date;
         ii)   non-monetary items at the historical exchange rate;
         iii) revenue and expense at the average rate in effect during the applicable accounting period.

     d)  Income Taxes

         The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

     e)  Net Loss Per Share

         The net loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                             (Stated in U.S. Dollars)



3.   MINERAL PROPERTY

     The Company has entered into an option agreement to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

     -   cash payment of U.S. $1,000;
     - exploration expenditures totalling U.S. $250,000 by February 28, 2002, U.S. $10,000 of which must be expended by June 30, 2001.

     Consideration to date                                 $  1,000
                                                           ========


4.   CONTINGENCY

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, their ages and term of continuous service is as follows:

Name                     Age            Position with       Served as a Director
                                        Registrant          or Officer Since

Peter William Bell        64            President/Sec.      February 17, 1999
                                        Treasurer
Ross William Bailey       38            Director            February 17, 1999

Richard Douglas Wilson    42            Director            February 17, 1999


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

--------------------------------------------------------------------------------
                                       Number   Transactions  Known Failures
                                       of Late  Not Timely    To File a Required
Name and Principal Position            Reports  Reported      Form
--------------------------------------------------------------------------------

Peter Bell, President,CEO, Sec/Treas.      0        0         None
Richard Wilson, Director                   0        0         None
Ross Bailey, Director                      0        0         None
--------------------------------------------------------------------------------

Certain Significant Employees or Consultants

The Company has consulting relationships with other geologists and persons that are included in its projects and properties from time to time.

Item 10.  EXECUTIVE COMPENSATION

Officers and Directors

The Company did not pay any remuneration to its officers or directors during the period January 1, 2000 to December 31, 2000 the date of its annual financial statements. The Company does not presently pay any compensation to any of its officers and directors. The Company may during the course of the current year decide to compensate its officers and directors for their services.

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2001, the number of Common Stock and the corresponding percentage ownership of (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names.

--------------------------------------------------------------------------------
                                      Amount of
Name and Address                      Beneficial              Percent
of Beneficial Owner                   Ownership               of Class
--------------------------------------------------------------------------------
Peter William Bell                    500,000                 17.54%
#105 - 3389 Capilano Road
North Vancouver, B.C. V7R 4W7
--------------------------------------------------------------------------------
Ross W.J. Bailey                      100,000                  3.51%
#202 - 2136 West 1st Avenue
Vancouver, BC V6K 1E8
--------------------------------------------------------------------------------
Richard Douglas Wilson                 50,000                  1.75%
Penthouse 8 - 1060 Alberni Street
Vancouver, BC V6E 2K2
--------------------------------------------------------------------------------
Aileen Mary Fehr                      250,000                  8.77%
3996 Michener Court,
North Vancouver, BC V7K 3C7
--------------------------------------------------------------------------------
Dennis Lyle Higgs (1), (2)            865,000                 30.35%
4520 West 5th Avenue
Vancouver, BC V6R 1S7
--------------------------------------------------------------------------------
Darlene Higgs (1), (3)                865,000                 30.35%
4520 West 5th Avenue
Vancouver, BC V6R 1S7
--------------------------------------------------------------------------------
Douglas V. Higgs (1), (4)             865,000                 30.35%
110 - 7180 Lindsay Road
Richmond, BC V7C 3M6
--------------------------------------------------------------------------------
Darcy Allan Higgs (1), (5)            865,000                 30.35%
4554 West 2nd Avenue
Vancouver, BC V6P 1K8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Carleen Higgs (1), (6)                865,000                 30.35%
4520 West 5th Avenue
Vancouver, BC V6R 1S7
--------------------------------------------------------------------------------
Terri-Lyn Ker (1), (7)                865,000                 30.35%
4924 45th Avenue
Delta, BC V4K 1K3
--------------------------------------------------------------------------------
Eric Gordon Fergie                    175,000                  6.14%
2221 Venables Street
Vancouver, BC V5L 2J5
--------------------------------------------------------------------------------
Gordon H. Lloyd                       250,000                  8.77%
Suite 160, 12820 Clark Place
Richmond, BC
--------------------------------------------------------------------------------
Directors and Officers As a Group     650,000                 22.80%
--------------------------------------------------------------------------------

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

(7) Terri-Lyn Ker is: (i) the sister of Darcy Higgs, Dennis Higgs and Douglas Higgs; and (ii) the sister-in-law of Darlene Higgs and Carleen Higgs. Terri-Lyn Ker disclaims any beneficial ownership of all shares owned by Dennis Higgs, Darlene Higgs, Douglas Higgs, Darcy Higgs and Carleen Higgs.

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


Item 13.  EXHIBITS, AND REPORTS ON FORM 8-K.

Exhibits:
---------

Exhibit 1:   Articles of Incorporation *
Exhibit 2:   Bylaws *
Exhibit 3:   Mineral Property Option Agreement *
Exhibit 4:   Agreement with John Rice *
Exhibit 5: Office Facilities and Service Contract between the Company and Senate Capital Group Inc. *

* Incorporated by reference from our registration statement on Form 10-SB originally filed with the commission on 4-20-99 and as amended on 2-25-2000 (File No. 0-25827)

Financials:
----------

The Company's audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing.

Auditors Report of DeMello & Company dated March 28, 2001

Consolidated Balance Sheet for the period ended December 31, 2000

Consolidated Statement of Loss and Deficit for the period ended December 31, 2000.

Consolidated Statement of Cash Flows for the period ended December 31, 2000.

Notes to Consolidated Financial Statements

                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.


          /s/ Peter Bell
By:
   -------------------------------------------
   PETER BELL, Director, President
   Chief Executive Officer
   Date: March 28, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /s/ Peter Bell
By:
   -------------------------------------------
   Peter Bell, Director, President, and CEO
   Date: March 28, 2001


          /s/ Richard Wilson
By:
   -------------------------------------------
   Richard Wilson, Director
   Date: March 28, 2001


          /s/ Ross Bailey
By:
   -------------------------------------------
   Ross Bailey, Director
   Date: March 28, 2001