Form 10QSB
period 2001-03-31
BRADEN TECHNOLOGIES INC
filed 2001-05-15
CIK 1080535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period                 to
                                 ----------------    -----------------

          Commission File Number          0-25827
                                    --------------------

                            BRADEN TECHNOLOGIES INC.
          -----------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

          Nevada                                          88-0419475
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


     Suite 505 - 1155 Robson Street
     Vancouver, British Columbia, Canada                    V6E 1B5
-----------------------------------------      ---------------------------------
(Address of principal executive offices)                    (Zip Code)

     Issuer's telephone number, including area code:          604-689-1659
                                                      --------------------------


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of March 31, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                       MARCH 31     DECEMBER 31
                                                         2001           2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                             $     1,626     $     1,702

Mineral Property (Note 3)                                 1,000           1,000
                                                    ---------------------------
                                                    $     2,626     $     2,702
===============================================================================

LIABILITIES

Current
   Accounts payable                                 $    27,870     $    23,122

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
    25,000,000 Common shares, par value $0.001 per share

   Issued and Outstanding:
    2,850,000 Common shares                               2,850           2,850

   Additional paid in capital                            44,650          44,650

Deficit Accumulated During The Exploration Stage        (72,744)        (67,920)
                                                    ---------------------------
                                                        (25,244)        (20,420)
                                                    ---------------------------
                                                    $     2,626     $     2,702
================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------
                                                                      INCEPTION
                                                                     FEBRUARY 17
                                     THREE MONTHS ENDED                1999 TO
                                   MARCH 31           MARCH 31
                                     2001               2000             2001
--------------------------------------------------------------------------------

Expenses
   Bank charges, interest
    and foreign exchange            $     (161)      $      109      $      458
   Mineral property exploration
    expenditures                          -                -              3,972
   Professional fees                     1,694            7,049          37,890
   Office and sundry                       291              495           4,996
   Office facilities and services        3,000            3,000          25,428
                                    --------------------------------------------

Net Loss For The Period                  4,824           10,653      $   72,744
                                                                     ===========

Deficit Accumulated During The
  Exploration Stage, Beginning Of
  Period                                67,920           41,523

Deficit Accumulated During The
  Exploration Stage, End Of
  Period                            $   72,744       $   52,176
================================================================

Net Loss Per Share                  $     0.01       $     0.01
================================================================


Weighted Average Number
  Of Shares Outstanding              2,850,000        2,850,000
================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                                      INCEPTION
                                                                     FEBRUARY 17
                                     THREE MONTHS ENDED                1999 TO
                                   MARCH 31           MARCH 31
                                     2001               2000             2001
--------------------------------------------------------------------------------

Cash Flows From Operating
  Activities
   Net loss for the period          $   (4,824)      $  (10,653)     $  (72,744)

Adjustment To Reconcile Net
  Loss To Net Cash Used By
  Operating Activities
   Change in accounts payable            4,748            7,866          27,870
                                    --------------------------------------------
                                           (76)          (2,787)        (44,874)
                                    --------------------------------------------

Cash Flows From Investing Activity
   Mineral property                       -                -             (1,000)
                                    --------------------------------------------

Cash Flows From Financing Activity
Share capital issued                      -                -             47,500
                                    --------------------------------------------

Change In Cash                             (76)          (2,787)          1,626

Cash, Beginning Of Period                1,702            6,655            -
                                    --------------------------------------------

Cash, End Of Period                 $    1,626       $    3,868      $    1,626
================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                 MARCH 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                              Common Stock
                                       ---------------------------
                                                         Additional
                                                           Paid-in
                               Shares        Amount       Capital          Deficit     Total
                          ----------------------------------------------------------------------
Shares Issued For Cash
   At $0.01               2,750,000        $     2,750   $    24,750  $      -      $    27,500

Shares Issued For Cash
   At $0.20                 100,000                100        19,900         -           20,000

Net Loss For The Period        -                  -             -         (41,523)      (41,523)
                          ----------------------------------------------------------------------
Balance, December 31,
   1999                   2,850,000              2,850        44,650      (41,523)        5,977

Net Loss For The Year          -                  -             -         (26,397)      (26,397)
                          ----------------------------------------------------------------------

Balance, December 31,
   2000                   2,850,000              2,850        44,650      (67,920)      (20,420)

Net Loss For The Period        -                  -             -          (4,824)       (4,824)
                          ----------------------------------------------------------------------

Balance, March 31, 2001   2,850,000        $     2,850   $    44,650  $   (72,744)  $    (25,244)
                          ======================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

    a)  Use of Estimates

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

    b)  Foreign Currency Translation

        The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

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

    b)  Net Loss Per Share

        The net loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti -dilutive.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

The Company holds an option agreement from Miranda Industries Inc. ("Miranda") to acquire a 50% interest in the "Secret Basin" project situated in the State of Nevada (the "Basin claims"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Basin claims:

1. The Company received an extension to perform initial exploration expenditures in the amount of $10,000 US by June 30, 2001; and

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

The Company had cash on hand in the amount of $1,626 as of March 31, 2001 compared to $1,702 for the period ending December 31, 2000. (The Company was incorporated Feb 18, 1999). The Company will require additional funding in order to complete Phase I of the exploration program.

The Company's general and administrative expenses were $4,824 for the period ending March 31, 2001 compared to $10,653 for the period ending March 31, 2000. Of the above amount, $3,000 was paid to Senate Capital under the management services agreement. There are limited resources to continue paying the fee of $1,000 per month under the Management Agreement with Senate Capital. The Company will require additional funding in order to finance its ongoing general and administrative expenses. There is no assurance that the Company will obtain the necessary financing.

The Company incurred professional fees of $1,694 for the period ending March 31,2001 compared to $7,049 for the period ending March 31, 2000.

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

        (a)   Reports on Form 8-K--None

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.



Date: May 14, 2001


By:   /s/ Peter Bell
   ----------------------------------
      PETER BELL, Director, President
      Chief Executive Officer