Form 10QSB
period 2001-06-30
BRADEN TECHNOLOGIES INC
filed 2001-08-02
CIK 1080535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period                to
                                 ---------------   -------------------------

          Commission File Number          0-25827
                                 -------------------------

                            BRADEN TECHNOLOGIES INC.

       -----------------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

         Nevada                                         88-0419475
-------------------------------               ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada                     V6E 1B5
------------------------------------------         -----------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:          604-689-1659
                                                   -----------------------


  ---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [X] Yes    [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of June 30, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                  JUNE 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                        JUNE 30     DECEMBER 31
                                                          2001          2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                             $     1,548     $     1,702

Mineral Property (Note 3)                                 1,000           1,000
                                                    ---------------------------
                                                    $     2,548     $     2,702
================================================================================

LIABILITIES

Current
   Accounts payable                                 $    37,570     $    23,122
                                                    ---------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
    25,000,000 common shares, par value
    $0.001 per share

   Issued and Outstanding:
    2,850,000 common shares                               2,850           2,850

Additional paid-in capital                               44,650          44,650

Deficit Accumulated During The Exploration Stage        (82,522)        (67,920)
                                                    ---------------------------
                                                        (35,022)        (20,420)
                                                    ---------------------------

                                                    $     2,548     $     2,702
================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 INCEPTION
                                                                                                                FEBRUARY 17
                                                   THREE MONTHS ENDED              SIX MONTHS ENDED                1999 TO
                                                        JUNE 30                        JUNE 30                     JUNE 30
                                                   2001          2000             2001         2000                  2001
-----------------------------------------------------------------------------------------------------------------------------
Expenses
   Bank charges, interest and foreign
     exchange                                  $     408     $      62         $     247     $     171          $     866
   Mineral property exploration
     expenditures                                   -             -                 -             -                 3,972
   Professional fees                               6,101         2,041             7,795         9,090             43,991
   Office and sundry                                 269           240               560           735              5,265
   Office facilities and services                  3,000         3,000             6,000         6,000             28,428
                                               --------------------------------------------------------------------------
Net Loss For The Period                            9,778         5,343            14,602        15,996          $  82,522
                                                                                                                =========

Deficit Accumulated During
  The Exploration Stage, Beginning Of
  Period                                          72,744        52,176            67,920        41,523
                                               -------------------------------------------------------

Deficit Accumulated During The
  Exploration Stage, End Of Period             $  82,522     $  57,519         $  82,522     $  57,519
======================================================================================================

Net Loss Per Share                             $    0.01     $    0.01         $    0.01     $    0.01
======================================================================================================


Weighted Average Number Of Shares
  Outstanding                                  2,850,000     2,850,000          2,850,000    2,850,000
======================================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 INCEPTION
                                                                                                                FEBRUARY 17
                                                   THREE MONTHS ENDED              SIX MONTHS ENDED                1999 TO
                                                        JUNE 30                        JUNE 30                     JUNE 30
                                                   2001          2000             2001         2000                  2001
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                     $  (9,778)    $  (5,343)        $ (14,602)    $ (15,996)         $ (82,522)

Adjustment To Reconcile Net Loss To
  Net Cash Used By Operating
  Activities
   Change in accounts payable                      9,700         3,964            14,448        11,830             37,570
                                               --------------------------------------------------------------------------
                                                     (78)        1,379              (154)       (4,166)           (44,952)
                                               --------------------------------------------------------------------------

Cash Flows From Investing Activity
   Mineral property                                 -             -                 -             -                (1,000)
                                               --------------------------------------------------------------------------

Cash Flows From Financing Activity
   Share capital issued                             -             -                 -             -                47,500
                                               --------------------------------------------------------------------------

Increase (Decrease) In Cash                          (78)       (1,379)             (154)       (4,166)             1,548

Cash, Beginning Of Period                          1,626         3,868             1,702         6,655               -
                                               --------------------------------------------------------------------------

Cash, End Of Period                            $   1,548     $   2,489         $   1,548     $   2,489          $   1,548
=========================================================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                  JUNE 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                    Common Stock
                                  ---------------------------------------------------
                                                                           Additional
                                                                             Paid-In
                                    Shares            Amount                 Capital         Deficit             Total
                                  ----------------------------------------------------------------------------------------
Shares issued for cash at
    $0.01                         2,750,000         $     2,750           $    24,750       $       -         $    27,500

Shares issued for cash at
    $0.20                           100,000                 100                19,900               -              20,000

Net loss for the period                -                   -                     -               (41,523)         (41,523)
                                  ----------------------------------------------------------------------------------------
Balance, December 31, 1999        2,850,000               2,850                44,650            (41,523)           5,977

Net loss for the year                  -                   -                     -               (26,397)         (26,397)
                                  ----------------------------------------------------------------------------------------

Balance, December 31, 2000        2,850,000               2,850                44,650            (67,920)         (20,420)

Net loss for the period                -                   -                     -               (14,602)         (14,602)
                                  ----------------------------------------------------------------------------------------

Balance, June 30, 2001            2,850,000         $     2,850           $    44,650       $    (82,522)     $   (35,022)
                                  ========================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



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

    c) Income Taxes

       The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

    d) Net Loss Per Share

       The net loss per share is calculated using the weighted average number of common shares outstanding during the year. Fully diluted loss per share is not presented, as the impact of the exercise of options is anti-dilutive.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)



3.   MINERAL PROPERTY

     The Company has entered into an option agreement to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

     -    cash payment of U.S. $1,000;
     - exploration expenditures totalling U.S. $250,000 by February 28, 2002, U.S. $10,000 of which must be expended by December 31, 2001.

     Consideration to date                            $ 1,000
                                                      =======


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

The Company holds an option agreement from Miranda Industries Inc. ("Miranda") to acquire a 50% interest in the "Secret Basin" project situated in the State of Nevada (the "Basin claims"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Basin claims:

1. The Company received an extension to perform initial exploration expenditures in the amount of $10,000 US by December 31, 2001; and

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

The Company had cash on hand in the amount of $1,548 as of June 30, 2001 compared to $1,702 for the period ending December 31, 2000. (The Company was incorporated Feb 18, 1999) The Company will require additional funding in order to complete Phase I of the exploration program.

The Company's general and administrative expenses were $9,778 for the three month period ending June 30, 2001 compared to $5,343 for the three month period ending June 30, 2000. Of the above amount, $3,000 was paid to Senate Capital under the management services agreement. There are limited resources to continue paying the fee of $1,000 per month under the Management Agreement with Senate Capital. The Company will require additional funding in order to finance its ongoing general and administrative expenses. There is no assurance that the Company will obtain the necessary financing.

The Company incurred professional fees of $6,101 for the three month period ending June 30, 2001 compared to $2,041 for the three month period ending June 30, 2000.

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

BRADEN TECHNOLOGIES INC.



Date: July 31, 2001


By:          /s/ Peter Bell
   ----------------------------------------
          PETER BELL, Director, President
          Chief Executive Officer