Form 10QSB
period 2001-09-30
BRADEN TECHNOLOGIES INC
filed 2001-11-13
CIK 1080535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2001

[   ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the transition period                   to
                                    ------------------   --------------------

          Commission File Number          0-25827
                                  -------------------------

                          BRADEN TECHNOLOGIES INC.
     ----------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

          Nevada                                        88-0419475
---------------------------------           ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


Suite 505 - 1155 Robson Street
Vancouver, British Columbia, Canada                     V6E 1B5
----------------------------------------    ---------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:      604-689-1659
                                                -------------------------


     ----------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [ X ] Yes    [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of September 30, 2001.

                         PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                                  BALANCE SHEET
                                   (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                    SEPTEMBER 30     DECEMBER 31
                                                        2001             2000
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                             $     1,474     $     1,702

Mineral Property (Note 3)                                 1,000           1,000
                                                    ---------------------------
                                                    $     2,474     $     2,702
===============================================================================
LIABILITIES

Current
   Accounts payable                                 $    36,521     $    23,122
                                                    ---------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
    25,000,000 common shares, par value
      $0.001 per share

   Issued and outstanding:
    2,850,000 common shares                               2,850           2,850

   Additional paid-in capital                            44,650          44,650

Deficit Accumulated During The Exploration Stage        (81,547)        (67,920)
                                                    ---------------------------
                                                        (34,047)        (20,420)
                                                    ---------------------------
                                                    $     2,474     $     2,702
===============================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          STATEMENT OF LOSS AND DEFICIT
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------
                                                                                                            INCEPTION
                                                                                                           FEBRUARY 17
                                             THREE MONTHS ENDED                NINE MONTHS ENDED             1999 TO
                                                SEPTEMBER 30                      SEPTEMBER 30             SEPTEMBER 30
                                           2001             2000             2001             2000             2001
------------------------------------------------------------------------------------------------------------------------
Expenses
   Bank charges, interest and foreign
     exchange                            $        161     $         79     $        408     $        250     $     1,027
   Mineral property exploration
     expenditures                                -                -                -                -              3,972
   Professional fees (recovery)                   546              101            2,887            9,191          39,083
   Office and sundry                              772            1,201            1,332            1,936           6,037
   Office facilities and services               3,000            3,000            9,000            9,000          31,428
                                         -------------------------------------------------------------------------------
Net Loss (Recovery) For The Period              4,479            4,381           13,627           20,377     $    81,547
                                                                                                             ===========
Deficit Accumulated During The
 Exploration Stage, Beginning Of
 Period                                        77,068           57,519           67,920           41,523
                                         ---------------------------------------------------------------

Deficit Accumulated During The
 Exploration Stage, End Of Period        $     81,547     $     61,900     $     81,547     $     61,900
========================================================================================================

Net Loss Per Share                       $       0.01     $       0.01     $       0.01     $       0.01
========================================================================================================

Weighted Average Number Of Shares
 Outstanding                                2,850,000        2,850,000        2,850,000        2,850,000
========================================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------------
                                                                                                            INCEPTION
                                                                                                           FEBRUARY 17
                                             THREE MONTHS ENDED                NINE MONTHS ENDED             1999 TO
                                                SEPTEMBER 30                      SEPTEMBER 30             SEPTEMBER 30
                                           2001             2000             2001             2000             2001
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period               $     (4,479)    $     (4,381)    $     (13,627)   $    (20,377)    $   (81,547)

Adjustment To Reconcile Net Loss
 To Net Cash Used By Operating
 Activities
   Change in accounts payable                   4,405            4,301            13,399          16,131          36,521
                                         -------------------------------------------------------------------------------
                                                  (74)             (80)             (228)         (4,246)        (45,026)
                                         -------------------------------------------------------------------------------

Cash Flows From Investing Activity
   Mineral property                              -                -                 -               -             (1,000)
                                         -------------------------------------------------------------------------------

Cash Flows From Financing Activity
   Share capital issued                          -                -                 -               -             47,500
                                         -------------------------------------------------------------------------------

Increase (Decrease) In Cash                       (74)             (80)             (228)         (4,246)          1,474

Cash, Beginning Of Period                       1,548            2,489             1,702           6,655            -
                                         -------------------------------------------------------------------------------

Cash, End Of Period                      $      1,474     $      2,409     $       1,474    $      2,409     $     1,474
========================================================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

                                                               Common Stock
                                              ------------------------------------------
                                                                             Additional
                                                                               Paid-In
                                                 Shares            Amount      Capital           Deficit      Total
                                              ---------------------------------------------------------------------------
Shares issued for cash at
  $0.01                                       2,750,000      $     2,750    $    24,750    $      -       $    27,500

Shares issued for cash at
  $0.20                                         100,000              100         19,900           -            20,000

Net loss for the period                            -                -              -           (41,523)       (41,523)
                                              -----------------------------------------------------------------------

Balance, December 31, 1999                    2,850,000            2,850         44,650        (41,523)         5,977

Net loss for the year                              -                -              -           (26,397)       (26,397)
                                              -----------------------------------------------------------------------

Balance, December 31, 2000                    2,850,000            2,850         44,650        (67,920)       (20,420)

Net loss for the period                            -                -              -           (13,627)       (13,627)
                                              -----------------------------------------------------------------------

Balance, September 30, 2001                   2,850,000      $     2,850    $    44,650    $   (81,547)   $   (34,047)
                                              =======================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (Unaudited)
                            (Stated in U.S. Dollars)

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

The Company had cash on hand in the amount of $1,474 as of September 30, 2001 compared to $1,548 for the six month period ending June 30, 2001. The Company will require additional funding in order to complete Phase I of the exploration program.

The Company's general and administrative expenses were $4,479 for the three month period ending September 30, 2001 compared to $4,381 for the three month period ending September 30, 2000. Of the above amount, $3,000 was paid to Senate Capital under the management services agreement. There are limited resources to continue paying the fee of $1,000 per month under the Management Agreement with Senate Capital. The Company will require additional funding in order to finance its ongoing general and administrative expenses. There is no assurance that the Company will obtain the necessary financing.

The Company incurred professional fees of $546 for the three month period ending September 30, 2001 compared to $101 for the three month period ending September 30, 2000.

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

BRADEN TECHNOLOGIES INC.



Date: November 8, 2001


By:    /s/ Peter Bell
   -------------------------------
   PETER BELL, Director, President
   Chief Executive Officer