Form 10KSB
period 2001-12-31
BRADEN TECHNOLOGIES INC
filed 2002-03-28
CIK 1080535

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended     December 31, 2001
                                                      --------------------------

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period from           to
                                                           ----------  ---------

                            Commission file number           0-25827
                                                  ------------------------------


                            BRADEN TECHNOLOGIES INC.
             (Exact Name of Registrant as Specified in Its Charter)


NEVADA                                                         88-0419475
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


Suite 306 -1140 Homer Street, Vancouver, B.C. V6B 2X6
(Address of Principal Executive Offices, Including Postal Code)

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

               Common Stock
-------------------------------------------------------------------------
          (Title of Each Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
   Yes  X   No
      -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

-------------------------------------------------------------------

State issuers revenues for its most recent fiscal year.     Nil
                                                        -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

   $1,041,300.00
-------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   2,850,000
-------------------------------------------------------------------

                            BRADEN TECHNOLOGIES
                                FORM 10 -KSB
                              TABLE OF CONTENTS



Item 1.   DESCRIPTION OF BUSINESS                                              4

Item 2.   DESCRIPTION OF PROPERTY                                             10

Item 3.   LEGAL PROCEEDINGS                                                   10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            10

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           11

Item 7.   FINANCIAL STATEMENTS                                                13

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.                                               22

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                   22

Item 10.  EXECUTIVE COMPENSATION                                              24

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                      24

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      26

Item 13.  EXHIBITS, AND REPORTS ON FORM 8-K.                                  27

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

Mineral Property Option Agreement

By an agreement made as of February 18, 1999 between the Company and Miranda Industries Inc. of Suite 306 - 1140 Homer Street, Vancouver, British Columbia ("Miranda"), the Company acquired from Miranda the option (the "Option") to acquire a 50% interest in certain mineral claims situated in the State of Nevada (the "Miranda Property"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Miranda Property:

1. initial exploration expenditures in the amount of $10,000 US by February 28, 2000; and (Under an amended agreement dated November 30, 2001, the initial exploration expenditures must be incurred by June 30, 2002).

2. cumulative exploration expenditures in the amount of $250,000 US by June 30, 2003.

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

Miranda Property

In November, 2000 Miranda reduced the number of claims that it held an option on in the Secret Basin Project located in Nye County, Nevada. The 10 new claims are summarized in the following table:

     ------------------------------------------------------
     Claim Name   Nye County Number   BLM Number
     ------------------------------------------------------
     Basin 7             502106          819772
     ------------------------------------------------------
     Basin 8             502107          819773
     ------------------------------------------------------
     Basin 9             502108          819774
     ------------------------------------------------------
     Basin 10            502109          819775
     ------------------------------------------------------
     Basin 11            502110          819776
     ------------------------------------------------------
     Basin 12            502111          819777
     ------------------------------------------------------
     Basin 13            502112          819778
     ------------------------------------------------------
     Basin 14            502113          819779
     ------------------------------------------------------
     Basin 15            502114          819780
     ------------------------------------------------------
     Basin 16            502115          819781
     ------------------------------------------------------

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

The following table summarizes the costs of proceeding with the geological exploration program recommended by the Geological Report:

Phase One of Geological Exploration Program

Geological   Contractor   $ 9,000   Survey
Survey
             Geologist    $   700   Supervision and planning
             Reporting    $   500   Summary and interpretations
             Contingency  $ 1,000   @ 10%
             -----------  -------
             TOTAL        $11,200

Phase Two of Geological Exploration Program

Secret Basin Contractor   $50,000   Reverse circulation drilling
             Geologist    $ 7,500   Supervision and geology
             Assaying     $12,000   For each 5 ft sample road
             Building     $ 8,000   Includes mobilization
             Permitting   $ 1,000   With the Forest Service
             Filing Fees  $ 3,500   Filing fees and staking additional claims
             Reporting    $ 4,000   Summary reports
             Contingency  $12,900   @ 15%: meetings, management, misc.
             -----------  -------
             TOTAL        $98,900

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

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company began trading April 28, 2000, on the OTC BB under the symbol BDNT. The following table lists the high, low, closing sales prices, and the volume of the Company's common shares for the last seven fiscal quarters:

--------------------------------------------------------------------------------
For the Period Ending             High          Low        Close        Volume
--------------------------------------------------------------------------------
12/31/01                           -0-          -0-         -0-           -0-
--------------------------------------------------------------------------------
09/30/01                           -0-          -0-         -0-           -0-
--------------------------------------------------------------------------------
06/30/01                           -0-          -0-         -0-           -0-
--------------------------------------------------------------------------------
03/31/01                        $.8125         $0.75      $0.8125        10,000
--------------------------------------------------------------------------------
12/31/00                        $1.0625        $0.75      $0.75           4,500
--------------------------------------------------------------------------------
09/30/00                        $1.125         $1.00      $1.0625         9,000
--------------------------------------------------------------------------------
06/30/00                           -0-          -0-         -0-           -0-
--------------------------------------------------------------------------------

As of March 26, 2001 there were 35 registered shareholders of the Company's common stock.

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

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company has not yet proceeded with Phase One of the exploration program on the Miranda Property. The Company currently does not have sufficient funds to proceed with Phase One of the exploration program.

The Company had cash on hand in the amount of $1,393 as of December 31, 2001. The Company will require additional funding by June 30, 2002 to enable the Company to meet its obligation to Miranda to incur exploration expenditures on the Miranda Property in the amount of $10,000 by June 30, 2002.

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

If the Company does not secure additional financing, the Company will not be able to complete Phase Two of the exploration program or meet its obligation to Miranda under the Option to incur $250,000 of exploration expenditures on the Miranda Property by June 30, 2003. In the event that the Company is unable to obtain sufficient financing in this regard, it will be required to abandon the Option and lose all rights thereto. The Company may consider bringing in a joint venture partner to provide the required funding, if the Company is unable to obtain the funding by itself and does not want to abandon the Miranda Property. The Company has not undertaken any efforts to locate a joint venture partner for the Miranda Property. In addition, there is no assurance that the Company would be able to locate a joint venture partner for the Miranda Property who would assist the Company in funding the exploration of the Miranda Property. The Company may pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

Results of Operations.

For the Year Ended December 31, 2001

The Company is in the exploration stage and has no revenues from operations in Fiscal 2001. None of its mineral properties have proven to be commercially developable and as a result, the Company has not generated any revenue from these activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off.

The Company's present mineral properties and interests consist primarily of gold exploration properties or prospects which the Company believes have the potential for commercial gold recoveries. The Company has recorded cumulative write-offs of mineral properties of $ 86,789 during its exploration stage, a period of approximately one year.

The Company's general and administrative expenses were $17,869 for the period ending December, 2001. This is the Company's second year of operations. The Company anticipates that general and administrative expenses will increase in fiscal 2002 if the Company moves ahead with the further exploration of its mineral property.

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

The Company's cash position at December 31, 2001 was $1,393.

The Company has not recorded any write-offs as of December 31, 2001.

The Company did not incur any exploration costs for the period ending December 31, 2001.

During Fiscal 2001 no option payments were made on its mineral property.

At December 31, 2001 the Company had a working capital deficit of $ (39,289).

At year end, December 31, 2001, the Company has met all its expenditure requirements under the mineral property option agreement it holds.

During the first half of Fiscal 2002 and the second half of Fiscal 2021, the Company will evaluate market conditions and determine how best to proceed with its projects in Nevada.

The balance of the Company's cash needs through the second half of Fiscal 2001 are expected to come from an equity financing. The Company intends to raise any required additional funds by selling equity securities.


Item 7.   FINANCIAL STATEMENTS



                              BRADEN TECHNOLOGIES, INC.
                           (An Exploration Stage Company)


                                 FINANCIAL STATEMENTS


                              DECEMBER 31, 2001 AND 2000
                               (Stated in U.S. Dollars)

                                    AUDITORS' REPORT




To the Shareholders and Directors
Braden Technologies Inc.
(An exploration stage company)

We have audited the balance sheets of Braden Technologies Inc. (an exploration stage company) as at December 31, 2001 and 2000, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the years ended December 31, 2001 and 2000, and for the period from inception, May 26, 1999, to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000, and for the period from inception, May 26, 1999, to December 31, 2001 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the financial statements, the Company has incurred a net loss of $86,789 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfil its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                            /s/ DeMello & Company
March 25, 2002                                     Certified General Accountants

                             BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                         BALANCE SHEETS (RESTATED - NOTE 6)
                             (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                               DECEMBER 31
                                                               -----------
                                                             2001       2000
-------------------------------------------------------------------------------

ASSETS

Current
   Cash                                                   $   1,393   $   1,702

Mineral Property interest (Note 3)                             -           -
                                                          ---------------------
                                                          $   1,393   $   1,702
===============================================================================

LIABILITIES

Current
   Accounts payable                                       $  40,682   $  23,122
                                                          ---------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
    25,000,000 common shares, par value $0.001 per share

   Issued and outstanding:
     2,850,000 common shares                                  2,850       2,850

   Additional paid-in capital                                44,650      44,650

Deficit Accumulated During The Exploration Stage            (86,789)    (68,920)
                                                          ---------------------
                                                            (39,289)    (21,420)
                                                          ---------------------

                                                          $   1,393   $   1,702
===============================================================================

                             BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                STATEMENTS OF LOSS AND DEFICIT (RESTATED - NOTE 6)
                             (Stated in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------
                                                                                                   INCEPTION
                                                                                                  FEBRUARY 17
                                                                            YEAR ENDED              1999 TO
                                                                            DECEMBER 31           DECEMBER 31
                                                                        2001           2000           2001
---------------------------------------------------------------------------------------------------------------
Expenses
  Bank charges, interest and foreign exchange                        $       126    $       325    $       745
  Mineral property acquisition payments and exploration expenditures        -              -             4,972
  Professional fees                                                        4,044          9,739         40,240
  Office and sundry                                                        1,699          4,333          6,404
  Office facilities and services                                          12,000         12,000         34,428
                                                                     -----------------------------------------
Net Loss For The Year                                                     17,869         26,397    $    86,789
                                                                     ------------------------------===========

Deficit Accumulated During The Exploration Stage,
 Beginning Of Year, as previously reported                                67,920         41,523

Prior Period Adjustment (Note 5)                                           1,000          1,000
                                                                     --------------------------

Deficit Accumulated During The Exploration Stage,
 Beginning Of Year, as restated                                           68,920         42,523
                                                                     --------------------------

Deficit Accumulated During The Exploration Stage, End Of Year        $    86,789    $    68,920
===============================================================================================

Net Loss Per Share                                                   $      0.01    $      0.01
===============================================================================================

Weighted Average Number Of Shares Outstanding                          2,850,000      2,850,000
===============================================================================================

                             BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                    STATEMENTS OF CASH FLOWS (RESTATED - NOTE 6)
                             (Stated in U.S. Dollars)


---------------------------------------------------------------------------------------------------------------
                                                                                                   INCEPTION
                                                                                                  FEBRUARY 17
                                                                            YEAR ENDED              1999 TO
                                                                            DECEMBER 31           DECEMBER 31
                                                                        2001           2000           2001
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net loss for the year                                              $   (17,869)   $   (26,397)   $   (86,789)

Adjustment To Reconcile Net Loss To Net Cash Used By
 Operating Activities
  Change in accounts payable                                              17,560         21,444         40,682
                                                                     -----------------------------------------
                                                                            (309)        (4,953)       (46,107)
                                                                     -----------------------------------------

Cash Flows From Financing Activity
  Share capital issued                                                      -              -            47,500
                                                                     -----------------------------------------

Increase (Decrease) In Cash                                                 (309)        (4,953)         1,393

Cash, Beginning Of Year                                                    1,702          6,655           -
                                                                     -----------------------------------------

Cash, End Of Year                                                    $     1,393    $     1,702    $     1,393
==============================================================================================================

                             BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

              STATEMENT OF STOCKHOLDERS' DEFICIENCY (RESTATED - NOTE 6)

                                DECEMBER 31, 2001
                             (Stated in U.S. Dollars)

                                                       Common Stock
                                         ----------------------------------------------
                                                                            Additional
                                                                              Paid-In
                                            Shares          Amount            Capital          Deficit       Total
                                         --------------------------------------------------------------------------
Shares issued for cash at $0.01          2,750,000      $    2,750     $   24,750         $     -        $   27,500

Shares issued for cash at $0.20            100,000             100         19,900               -            20,000

Net loss for the period                       -               -              -               (42,523)       (42,523)
                                         --------------------------------------------------------------------------

Balance, December 31, 1999               2,850,000           2,850         44,650            (42,523)         4,977

Net loss for the year                         -               -              -               (26,397)       (26,397)
                                         --------------------------------------------------------------------------

Balance, December 31, 2000               2,850,000           2,850         44,650            (68,920)       (21,420)

Net loss for the period                       -               -              -               (17,869)       (17,869)
                                         --------------------------------------------------------------------------

Balance, December 31, 2001               2,850,000      $    2,850     $   44,650         $  (86,789)    $  (39,289)
                                         ==========================================================================

                             BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2001 AND 2000
                             (Stated in U.S. Dollars)


1.   NATURE OF OPERATIONS

     a)   Organization

          The Company was incorporated in the State of Nevada, U.S.A. on February 17, 1999.

     b)   Exploration Stage Activities

          The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

     c)   Going Concern

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

          As shown in the accompanying financial statements, the Company has incurred a net loss of $86,789 for the period from inception, February 17, 1999, to December 31, 2001, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of, and classification of, liabilities that might be necessary in the event the Company cannot continue in existence.

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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                             BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2001 AND 2000
                             (Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     a)   Mineral Property Acquisition Payments and Exploration Costs

          The Company expenses all costs related to the acquisition and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its mineral property, therefore, all exploration expenditures are being expensed.

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

                             BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                           NOTES TO FINANCIAL STATEMENTS

                            DECEMBER 31, 2001 AND 2000
                             (Stated in U.S. Dollars)


3.   MINERAL PROPERTY

     The Company has entered into an option agreement, dated February 18, 1999, as amended, to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

     -   cash payment of U.S. $1,000 (paid);
     -   exploration expenditures totalling U.S. $10,000 by June 30, 2002;
     -   exploration expenditures totalling U.S. $250,000 by June 30, 2003.


4.   CONTINGENCY

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


5.   RELATED PARTY TRANSACTION

     During the year ended December 31, 2001, the Company incurred $12,000
     (2000 - $12,000) for office facilities and services to a company related by common directors.


6.   PRIOR PERIOD ADJUSTMENT

     During the year ended December 31, 2001, the Company adjusted its accounting for mineral property option payments which had previously been capitalized. The adjustment was made in order to reflect the initial expensing of all costs related to the maintenance and exploration of mineral property interests where commercial feasibility has not been established. The adjustment results in the following changes:

                                                            2001       2000
                                                       -------------------------

     Decrease in mineral property interest             $   (1,000)   $   (1,000)
     Increase in deficit                                    1,000         1,000

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, their ages and term of continuous service is as follows:

Name                        Age         Position with       Served as a Director
                                        Registrant          or Officer Since

Peter William Bell          65          President/Sec.      February 17, 1999
                                        Treasurer
Ross William Bailey         39          Director            February 17, 1999

Richard Douglas Wilson      43          Director            February 17, 1999

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

Item 10.  EXECUTIVE COMPENSATION

Officers and Directors

The Company did not pay any remuneration to its officers or directors during the period January 1, 2001 to December 31, 2001, the date of its annual financial statements. The Company does not presently pay any compensation to any of its officers and directors. The Company may during the course of the current year decide to compensate its officers and directors for their services.

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 2002, the number of Common Stock and the corresponding percentage ownership of (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company's Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names


--------------------------------------------------------------------------------
                                        Amount of
Name and Address                        Beneficial                   Percent
of Beneficial Owner                     Ownership                    of Class
--------------------------------------------------------------------------------
Peter William Bell                       500,000                     17.54%
#105 - 3389 Capilano Road
North Vancouver, B.C. V7R 4W7
--------------------------------------------------------------------------------
Ross W.J. Bailey                         100,000                      3.51%
#202 - 2136 West 1st Avenue
Vancouver, BC V6K 1E8
--------------------------------------------------------------------------------
Richard Douglas Wilson                    50,000                      1.75%
Penthouse 8 - 1060 Alberni Street
Vancouver, BC V6E 2K2
--------------------------------------------------------------------------------
Aileen Mary Lloyd                        250,000                      8.77%
3996 Michener Court,
North Vancouver, BC V7K 3C7
--------------------------------------------------------------------------------
Dennis Lyle Higgs (1), (2)               865,000                     30.35%
4520 West 5th Avenue
Vancouver, BC V6R 1S7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                        Amount of
Name and Address                        Beneficial                   Percent
of Beneficial Owner                     Ownership                    of Class
--------------------------------------------------------------------------------
Darlene Higgs (1), (3)                   865,000                     30.35%
4520 West 5th Avenue
Vancouver, BC V6R 1S7
--------------------------------------------------------------------------------
Douglas V. Higgs (1), (4)                865,000                     30.35%
110 - 7180 Lindsay Road
Richmond, BC V7C 3M6
--------------------------------------------------------------------------------
Darcy Allan Higgs (1), (5)               865,000                     30.35%
4554 West 2nd Avenue
Vancouver, BC V6P 1K8
--------------------------------------------------------------------------------
Carleen Higgs (1), (6)                   865,000                     30.35%
4520 West 5th Avenue
Vancouver, BC V6R 1S7
--------------------------------------------------------------------------------
Terri-Lyn Ker (1), (7)                   865,000                     30.35%
4924 45th Avenue
Delta, BC V4K 1K3
--------------------------------------------------------------------------------
Eric Gordon Fergie                       175,000                      6.14%
2221 Venables Street
Vancouver, BC V5L 2J5
--------------------------------------------------------------------------------
Gordon H. Lloyd                          250,000                      8.77%
Suite 160, 12820 Clark Place
Richmond, BC
--------------------------------------------------------------------------------
Directors and Officers As a Group        650,000                     22.80%
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

Financials:
----------

The Company's audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing

Auditors Report of DeMello & Company dated March 25, 2002.

Consolidated Balance Sheet for the period ended December 31, 2001.

Consolidated Statement of Loss and Deficit for the period ended December 31, 2001.

Consolidated Statement of Cash Flows for the period ended December 31, 2001.

Notes to Consolidated Financial Statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.


By:    /s/ Peter Bell
    -------------------------------------------------
    PETER BELL, Director, President
    Chief Executive Officer
    Date: March 26, 2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:     /s/ Peter Bell
    -------------------------------------------------
    Peter Bell, Director, President, and CEO
    Date: March 26, 2002


By:     /s/ Richard Wilson
    -------------------------------------------------
    Richard Wilson, Director
    Date: March 26, 2002



By:     /s/ Ross Bailey
    -------------------------------------------------
    Ross Bailey, Director
    Date: March 26, 2002