Form 10QSB
period 2002-03-31
BRADEN TECHNOLOGIES INC
filed 2002-05-13
CIK 1080535

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2002

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period                   to
                                  ------------------   ------------------

        Commission File Number     0-25827
                               ------------------

                              BRADEN TECHNOLOGIES INC.
    ------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)

            Nevada                           88-0419475
-----------------------------------          -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


Suite 306 - 1140 Homer Street
Vancouver, British Columbia, Canada          V6B 2X6
--------------------------------------       ----------
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code:     604-689-1659
                                                -------------------------


    ------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of March 31, 2002.

                        PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)


                               FINANCIAL STATEMENTS


                                  MARCH 31, 2002
                                    (Unaudited)
                             (Stated in U.S. Dollars)

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                        BALANCE SHEETS (RESTATED - NOTE 6)
                                    (Unaudited)
                             (Stated in U.S. Dollars)


-------------------------------------------------------------------------------
                                                       MARCH 31    DECEMBER 31
                                                         2002          2001
-------------------------------------------------------------------------------

ASSETS

Current
   Cash                                               $       324   $     1,393

Mineral Property interest (Note 3)                           -             -
                                                      -------------------------
                                                      $       324   $     1,393
===============================================================================

LIABILITIES

Current
   Accounts payable                                   $    45,113   $    40,682
                                                      -------------------------

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
   25,000,000 common shares, par value $0.001 per share

   Issued and outstanding:
   2,850,000 common shares                                  2,850         2,850

   Additional paid-in capital                              44,650        44,650

Deficit Accumulated During The Exploration Stage          (92,289)      (86,789)
                                                      -------------------------
                                                          (44,789)      (39,289)
                                                      -------------------------
                                                      $       324   $     1,393
===============================================================================

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                 STATEMENTS OF LOSS AND DEFICIT (RESTATED - NOTE 6)
                                    (Unaudited)
                             (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------
                                                                                           INCEPTION
                                                                                          FEBRUARY 17
                                                                THREE MONTHS ENDED          1999 TO
                                                                      MARCH 31              MARCH 31
                                                                2002           2001           2002
-----------------------------------------------------------------------------------------------------
Expenses
   Bank charges, interest and foreign exchange             $       172    $      (161)   $       917
   Mineral property acquisition payments and
     exploration expenditures                                     -              -             4,972
   Professional fees                                             2,328          1,694         42,568
   Office and sundry                                              -               291          6,404
   Office facilities and services                                3,000          3,000         37,428
                                                           -----------------------------------------
Net Loss For The Period                                          5,500          4,824    $    92,289
                                                           --------------------------    ===========

Deficit Accumulated During The Exploration
  Stage, Beginning Of Period, as previously
  reported                                                      86,789         67,920

Prior Period Adjustment (Note 6)                                  -             1,000
                                                           --------------------------

Deficit Accumulated During The Exploration
  Stage, Beginning Of Period, as restated                       86,789         68,920
                                                           --------------------------

Deficit Accumulated During The Exploration
  Stage, End Of Period                                     $    92,289    $    73,744
=====================================================================================

Net Loss Per Share                                         $      0.01    $      0.01
=====================================================================================

Weighted Average Number Of Shares Outstanding                2,850,000      2,850,000
=====================================================================================

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                   STATEMENTS OF CASH FLOWS (RESTATED - NOTE 6)
                                    (Unaudited)
                             (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------
                                                                                           INCEPTION
                                                                                          FEBRUARY 17
                                                                THREE MONTHS ENDED          1999 TO
                                                                      MARCH 31              MARCH 31
                                                                2002           2001           2002
-----------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the year                                   $    (5,500)   $    (4,824)   $   (92,289)

Adjustment To Reconcile Net Loss To Net Cash
  Used By Operating Activities Change in
  accounts payable                                               4,431          4,748         45,113
                                                           -----------------------------------------
                                                                (1,069)           (76)       (47,176)
                                                           -----------------------------------------

Cash Flows From Financing Activity
   Share capital issued                                           -              -            47,500
                                                           -----------------------------------------

Increase (Decrease) In Cash                                     (1,069)           (76)           324

Cash, Beginning Of Period                                        1,393          1,702           -
                                                           -----------------------------------------

Cash, End Of Period                                        $       324    $     1,626    $       324
====================================================================================================

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

            STATEMENT OF STOCKHOLDERS' DEFICIENCY (RESTATED - NOTE 6)

                                  MARCH 31, 2002
                                    (Unaudited)
                             (Stated in U.S. Dollars)

                                                 Common Stock
                                ----------------------------------------------
                                                                   Additional
                                                                    Paid-In
                                    Shares           Amount          Capital       Deficit          Total
                                ---------------------------------------------------------------------------
Shares issued for cash at
   $0.01                        2,750,000       $     2,750     $    24,750     $      -        $    27,500

Shares issued for cash at
   $0.20                          100,000               100          19,900            -             20,000

Net loss for the period              -                 -               -            (42,523)        (42,523)
                                ---------------------------------------------------------------------------

Balance, December 31, 1999      2,850,000             2,850          44,650         (42,523)          4,977

Net loss for the year                -                 -               -            (26,397)        (26,397)
                                ---------------------------------------------------------------------------

Balance, December 31, 2000      2,850,000             2,850          44,650         (68,920)        (21,420)

Net loss for the period              -                 -               -            (17,869)        (17,869)
                                ---------------------------------------------------------------------------

Balance, December 31, 2001      2,850,000             2,850          44,650         (86,789)        (39,289)

Net loss for the period              -                 -               -             (5,500)         (5,500)
                                ---------------------------------------------------------------------------

Balance, March 31, 2002         2,850,000       $     2,850     $    44,650     $   (92,289)    $   (44,789)
                                ===========================================================================

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2002
                                    (Unaudited)
                             (Stated in U.S. Dollars)

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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $92,289 for the period from inception, February 17, 1999, to March 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of, and classification of, liabilities that might be necessary in the event the Company cannot continue in existence.


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

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2002
                                    (Unaudited)
                             (Stated in U.S. Dollars)

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

                            BRADEN TECHNOLOGIES, INC.
                          (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2002
                                    (Unaudited)
                             (Stated in U.S. Dollars)

3.   MINERAL PROPERTY

     The Company has entered into an option agreement, dated February 18, 1999, as amended, to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

     -   cash payment of U.S. $1,000 (paid);
     -   exploration expenditures totalling U.S.$10,000 by June 30, 2002;
     -   exploration expenditures totalling U.S. $250,000 by June 30, 2003.

4.   CONTINGENCY

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

5.   RELATED PARTY TRANSACTION

     During the period ended March 31, 2002, the Company incurred $3,000 (2001 - $3,000) for office facilities and services to a company related by common directors.


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

                                                             2001      2000
                                                         ----------------------

     Decrease in mineral property interest               $  (1,000)   $  (1,000)
     Increase in deficit                                     1,000        1,000

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

The Company holds an option agreement from Miranda Diamond Corp. ("Miranda") to acquire a 50% interest in the "Secret Basin" project situated in the State of Nevada (the "Basin claims"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Basin claims:

1. Under an amended agreement dated November 30, 2001 the Company must perform initial exploration expenditures in the amount of $10,000 US by June 30, 2002; and

2. Cumulative exploration expenditures in the amount of $250,000 US by June 30, 2003.

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

Completion of Phase Two of the exploration program is conditional upon completion of Phase I. If the Company determines to proceed with Phase Two, it will need additional financing which it intends to obtain through a private offering of stock to accredited investors under Regulation D of the Securities Act of 1933.

The Company's primary source of funds since incorporation has been through the issue of its common stock. The Company has no revenue from mining to date and does not anticipate mining revenues in the foreseeable future.

The Company had cash on hand in the amount of $324 as of March 31, 2002 compared to $1,393 for the period ending December 31, 2001. The Company will require additional funding in order to complete Phase I of the exploration program.

The Company's general and administrative expenses were $5,500 for the three month period ending March 31, 2002. Of the above amount, $3,000 was paid to Senate Capital under the management services agreement. There are limited resources to continue paying the fee of $1,000 per month under the Management Agreement with Senate Capital. The Company will require additional funding in order to finance its ongoing general and administrative expenses. There is no assurance that the Company will obtain the necessary financing.

The Company incurred professional fees of $2,328 for the three month period ending March 31, 2002.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the "Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

o   Fluctuations in the market prices of gold
o   General domestic and international economic and political conditions
o Unexpected geological conditions or rock instability conditions resulting in cave-ins, flooding, rock-bursts or rock slides
o   Difficulties associated with managing complex operations in remote areas
o   Unanticipated milling and other processing problems
o   The speculative nature of mineral exploration
o   Environmental risks
o Changes in laws and government regulations, including those relating to taxes and the environment
o The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
o Fluctuations in interest rates and other adverse financial market conditions
o   Other unanticipated difficulties in obtaining necessary financing
o The failure of equipment or processes to operate in accordance with specifications or expectations

o   Labor relations
o   Accidents
o   Unusual weather or operating conditions
o   Force majeure events
o Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

BRADEN TECHNOLOGIES INC.



Date: May 13, 2002


By:     /s/ Peter Bell
  -------------------------------
  PETER BELL, Director, President
  Chief Executive Officer