Form 10QSB
period 2002-06-30
BRADEN TECHNOLOGIES INC
filed 2002-08-13
CIK 1080535

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2002

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period                 to
                                  ---------------    ---------------

        Commission File Number       0-25827
                                  ---------------

                            BRADEN TECHNOLOGIES INC.
        -----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                         88-0419475
---------------------------------           ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)


Suite 306 - 1140 Homer Street
Vancouver, British Columbia, Canada         V6B 2X6
---------------------------------           ---------------------------------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code:     604-689-1659
                                                -----------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of June 30, 2002.

                       PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders" equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)


                              FINANCIAL STATEMENTS


                                 JUNE 30, 2002
                                  (Unaudited)
                            (Stated in U.S. Dollars)

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                        BALANCE SHEET (RESTATED - NOTE 6)
                                  (Unaudited)
                            (Stated in U.S. Dollars)


--------------------------------------------------------------------------------
                                                        JUNE 30     DECEMBER 31
                                                         2002           2001
--------------------------------------------------------------------------------

ASSETS

Current
   Cash                                             $         26   $      1,393

Mineral Property interest (Note 3)                          -              -
                                                    ---------------------------
                                                    $         26   $      1,393
================================================================================

LIABILITIES

Current
   Accounts payable                                 $     50,902   $     40,682

SHAREHOLDERS' DEFICIENCY

Share Capital
   Authorized:
     25,000,000 common shares, par value
      $0.001 per share

   Issued and outstanding:
     2,850,000 common shares                               2,850          2,850

   Additional paid-in capital                             44,650         44,650

Deficit Accumulated During The Exploration Stage         (98,376)       (86,789)
                                                    ---------------------------
                                                         (50,876)       (39,289)
                                                    ---------------------------
                                                    $         26   $      1,393
================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)
                STATEMENT OF LOSS AND DEFICIT (RESTATED - NOTE 6)
                                  (Unaudited)
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------
                                                                                                INCEPTION
                                                                                                 FEBRUARY
                                             THREE MONTHS ENDED         SIX MONTHS ENDED         2000 TO
                                                   JUNE 30                   JUNE 30              MAY 31
                                              2002         2001         2002         2001         2002
-----------------------------------------------------------------------------------------------------------
Expenses
   Bank charges, interest and
     foreign exchange                      $      627   $      408   $      799   $      247   $    1,544
   Mineral property acquisition
     payments and exploration
     expenditures                                -            -            -            -           4,972
   Professional fees                            2,408        6,101        4,736        7,795       44,976
   Office and sundry                               52          269           52          560        6,456
   Office facilities and services               3,000        3,000        6,000        6,000       40,428
                                           --------------------------------------------------------------
Net Loss For The Period                         6,087        9,778       11,587       14,602   $   98,376
                                           -------------------------------------------------   ==========

Deficit Accumulated During
   The Exploration Stage,
   Beginning Of Period, as
   previously reported                         92,289       72,744       86,789       67,920

Prior Period Adjustment
   (Note 6)                                      -           1,000         -           1,000
                                           -------------------------------------------------

Deficit Accumulated During
   The Exploration Stage,
   Beginning Of Period, as
   restated                                    92,289       73,744       86,789       68,920
                                           -------------------------------------------------

Deficit Accumulated During
   The Exploration Stage,
   End Of Period                           $   98,376   $   83,522   $   98,376   $   83,522
============================================================================================


Net Loss Per Share                         $     0.01   $     0.01   $     0.01   $     0.01
============================================================================================


Weighted Average Number Of
   Shares Outstanding                       2,850,000    2,850,000    2,850,000    2,850,000
============================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                     STATEMENT OF CASH FLOWS (RESTATED - NOTE 6)
                                  (Unaudited)
                            (Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------
                                                                                                INCEPTION
                                                                                                 FEBRUARY
                                             THREE MONTHS ENDED         SIX MONTHS ENDED         2000 TO
                                                   JUNE 30                   JUNE 30              MAY 31
                                              2002         2001         2002         2001         2002
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net loss for the period                 $   (6,087)  $   (9,778)  $  (11,587)  $  (14,602)  $  (98,376)

Adjustment To Reconcile Net Loss
  To Net Cash Used By Operating
  Activities
   Change in accounts payable                   5,789        9,700       10,220       14,448       50,902
                                           --------------------------------------------------------------
                                                 (298)         (78)      (1,367)        (154)     (47,474)
                                           --------------------------------------------------------------

Cash Flows From Financing Activity
   Share capital issued                          -            -            -             -         47,500
                                           --------------------------------------------------------------

Increase (Decrease) In Cash                      (298)         (78)      (1,367)         (154)         26

Cash, Beginning Of Period                         324        1,626        1,393         1,702        -
                                           --------------------------------------------------------------

Cash, End Of Period                        $       26   $    1,548   $       26   $     1,548   $      26
=========================================================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

              STATEMENT OF STOCKHOLDERS' DEFICIENCY (RESTATED - NOTE 6)

                                 JUNE 30, 2002
                                  (Unaudited)
                            (Stated in U.S. Dollars)

                                                        Common Stock
                                         ------------------------------------------
                                                                        Additional
                                                                          Paid-In
                                               Shares        Amount       Capital        Deficit        Total
                                         -----------------------------------------------------------------------
Shares issued for cash at
   $0.01                                 2,750,000     $    2,750    $   24,750    $     -       $   27,500

Shares issued for cash at
   $0.20                                   100,000            100        19,900          -           20,000

Net loss for the period                       -              -             -          (42,523)      (42,523)
                                         ------------------------------------------------------------------
Balance, December 31, 1999               2,850,000          2,850        44,650       (42,523)        4,977

Net loss for the year                         -              -             -          (26,397)      (26,397)
                                         ------------------------------------------------------------------

Balance, December 31, 2000               2,850,000          2,850        44,650       (68,920)      (21,420)

Net loss for the period                       -              -             -          (17,869)      (17,869)
                                         ------------------------------------------------------------------

Balance, December 31, 2001               2,850,000          2,850        44,650       (86,789)      (39,289)

Net loss for the period                       -              -             -          (11,587)      (11,587)
                                         ------------------------------------------------------------------

Balance, June 30, 2002                   2,850,000     $    2,850    $   44,650    $  (98,376)   $  (50,876)
                                         ==================================================================

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (Unaudited)
                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION

     The unaudited financial statements as of June 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.


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

          As shown in the accompanying financial statements, the Company has incurred a net loss of $98,376 for the period from inception, February 17, 1999, to June 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of, and classification of, liabilities that might be necessary in the event the Company cannot continue in existence.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (Unaudited)
                            (Stated in U.S. Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

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

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (Unaudited)
                            (Stated in U.S. Dollars)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


4.   MINERAL PROPERTY

     The Company has entered into an option agreement, dated February 18, 1999, as amended, to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

     -   cash payment of U.S. $1,000 (paid);
     -   exploration expenditures totalling U.S.$10,000 by December 31, 2002;
     -   exploration expenditures totalling U.S. $250,000 by June 30, 2003.


5.   CONTINGENCY

     Mineral Property

     The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.


6.   RELATED PARTY TRANSACTION

     During the period ended June 30, 2002, the Company incurred $6,000 (2001 - $6,000) for office facilities and services to a company related by common directors.

                            BRADEN TECHNOLOGIES, INC.
                         (An Exploration Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002
                                  (Unaudited)
                            (Stated in U.S. Dollars)


7.   PRIOR PERIOD ADJUSTMENT

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

                                                            2001       2000
                                                        ------------------------

     Decrease in mineral property interest              $   (1,000)  $   (1,000)
     Increase in deficit                                     1,000        1,000

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

The Company holds an option agreement from Miranda Diamond Corp. ("Miranda") to acquire a 50% interest in the "Secret Basin" project situated in the State of Nevada (the "Basin claims"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Basin claims:

1. Under an amended agreement dated June 24, 2002 the Company must perform initial exploration expenditures in the amount of $10,000 US by December 31, 2002; and

2. Cumulative exploration expenditures in the amount of $250,000 US by June 30, 2003.

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

The Company had cash on hand in the amount of $26 as of June 30, 2002 compared to $324 for the period ending March 31, 2002. The Company will require additional funding in order to complete Phase I of the exploration program.

The Company's general and administrative expenses were $6,087 for the three month period ending June 30, 2002. Of the above amount, $3,000 was paid to Senate Capital under the management services agreement. There are limited resources to continue paying the fee of $1,000 per month under the Management Agreement with Senate Capital. The Company will require additional funding in order to finance its ongoing general and administrative expenses. There is no assurance that the Company will obtain the necessary financing.

The Company incurred professional fees of $2,408 for the three month period ending June 30, 2002.

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

BRADEN TECHNOLOGIES INC.



Date: August 13, 2002


By:     /s/ Peter Bell
    ---------------------------------
     PETER BELL, Director, President
     Chief Executive Officer