Form 10QSB
period 2002-09-30
BRADEN TECHNOLOGIES INC
filed 2002-11-13
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2002

[  ]      Transition Report p ursuant to 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period ___________________ to _________________________

           Commission File Number         0-25827

BRADEN TECHNOLOGIES INC.
____________________________________________________________________________________
(Exact name of small Business Issuer as specified in its charter)

Nevada	88-0419475

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 306 - 1140 Homer Street
Vancouver, British Columbia, Canada	V6B 2X6

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	604-689-1659

_________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,850,000 Shares of $.001 par value Class A Common Stock outstanding as of September 30, 2002.

PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders” equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicativ e of the results that can be expected for the year ending December 31, 2002.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited)
(Stated in U.S. Dollars)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

BALANCE SHEET (RESTATED – NOTE 6)
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2002	2001

ASSETS

Current
Cash	$27	$1,393

Mineral Property interest (Note 3)	-	-

	$27	$1,393

LIABILITIES

Current
Accounts payable	$58,719	$40,682

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
25,000,000 common shares, par value $0.001 per share

Issued and outstanding:
2,850,000 common shares	2,850	2,850

Additional paid-in capital	44,650	44,650

Deficit Accumulated During The Exploration Stage	(106,192)	(86,789)

	(58,692)	(39,289)

	$27	$1,393

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT (RESTATED – NOTE 6)
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2002	2001	2002	2001	2002

Expenses
Bank charges, interest and
foreign exchange	$(558)	$161	$241	$408	$986
Mineral property
acquisition payments
and exploration	-	-	-	-	4,972
expenditures
Professional fe es	237	546	4,973	2,887	45,213
Office and sundry	370	772	422	1,332	6,826
Office facilities and
services	3,000	3,000	9,000	9,000	43,428
Travel and business
promotion	4,767	-	4,767	-	4,767

Net Loss For The Period	7,816	4,479	19,403	13,627	$106,192

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period, as
previously reported	98,376	77,068	86,789	67,920
Prior Period Adjustment
(Note 7)	-	1,000	-	1,000

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period, as
restated	98,376	78,068	86,789	68,920

Deficit Accumulated During
The Exploration Stage, End
Of Period	$106,192	$82,547	$106,192	$82,547

Net Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number
Of Shares Outstanding	2,850,000	2,850,000	2,850,000	2,850,000

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS (RESTATED – NOTE 6)
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2002	2001	2002	2001	2002

Cash Flows From Operating
Activities
Net loss for the period	$(7,816)	$(4,479)	$(19,403)	$(13,627)	$(106,192)

Adjustment To Reconcile Net
Loss To Net Cash Used By
Operating Activities
Change in accounts payable	7,817	4,405	18,037	13,399	58,719

	1	(74)	(1,366)	(228)	(47,473)

Cash Flows From Financing Activity
Share capital issued	-	-	-	-	47,500

Increase (Decrease) In Cash	1	(74)	(1,366)	(228)	27

Cash, Beginning Of Period	26	1,548	1,393	1,702	-

Cash, End Of Period	$27	$1,474	$27	$1,474	$27

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (RESTATED – NOTE 6)

SEPTEMBER 30, 2002
(Unaudited)(Stated in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at
$0.01	2,750,000	$2,750	$24,750	$-	$27,500
Shares issued for cash at
$0.20	100,000	100	19,900	-	20,000
Net loss for the period	-	-	-	(42,523)	(42,523)

Balance, December 31, 1999	2,850,000	2,850	44,650	(42,523)	4,977
Net loss for the year	-	-	-	(26,397)	(26,397)

Balance, December 31, 2000	2,850,000	2,850	44,650	(68,920)	(21,420)
Net loss for the period	-	-	-	(17,869)	(17,869)

Balance, December 31, 2001	2,850,000	2,850	44,650	(86,789)	(39,289)
Net loss for the period	-	-	-	(19,403)	(19,403)

Balance, September 30, 2002	2,850,000	$2,850	$44,650	$(106,192)	$(58,692)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited)
(Stated in U.S. Dollars)

1.       BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the December 31, 2001 audited financial statements and notes thereto.

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

c)       Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $106,192 for the period from inception, February 17, 1999, to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of, and classification of, liabilities that might be necessary in the event the Company cannot continue in existence.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

c)       Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)    monetary items at the rate prevailing at the balance sheet date;
ii)   non-monetary items at the historical exchange rate;
iii)  revenue and expense at the average rate in effect during the applicable accounting period.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited)
(Stated in U.S. Dollars)

3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)       Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 –“Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

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

The Company has entered into an option agreement, dated February 18, 1999, as amended, to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

- cash payment of U.S. $1,000 (paid);
- exploration expenditures totalling U.S.$10,000 by December 31, 2002;
- exploration expenditures totalling U.S. $250,000 by June 30, 2003.

5.       CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 4.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
(Unaudited)
(Stated in U.S. Dollars)

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

	2001	2000

Decrease in mineral property interest	$(1,000)	$(1,000)
Increase in deficit	1,000	1,000

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is a natural resource company engaged in the acquisition, exploration and development of mineral properties. The Company has an interest in certain properties located in Nevada, and intends to carry out exploration work on this property in order to ascertain whether it possesses commercially developable quantities of gold and other precious minerals.

The Company holds an option agreement from Miranda Diamond Corp. (“Miranda”) to acquire a 50% interest in the “Secret Basin” project situated in the State of Nevada (the "Basin claims"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Basin claims:

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

Plan of Operations

With its current cash position, the Company cannot complete Phase I without additional financing. The approximate cost of the Phase I work program is $10,000. If the Company is not successful in raising additional financing, the Company may attempt to negotiate another extension to the date for the completion of the required exploration expenses under the option agreement. If the Company does not negotiate an extension then the Company’s interest in the property will terminate. There is no assurance that the Company will be able to negotiate any extension or obtain additional financing if an extension is negotiated.

Completion of Phase Two of the exploration program is conditional upon completion of Phase I. If the Company determines to proceed with Phase Two, it will need additional financing which it intends to obtain through a private offering of stock to accredited investors under Regulation D of the Securities Act of 1933.

The Company’s primary source of funds since incorporation has been through the issue of its common stock. The Company has no revenue from mining to date and does not anticipate mining revenues in the foreseeable future.

The Company had cash on hand in the amount of $27 as of September 30, 2002 compared to $26 for the period ending June 30, 2002. The Company will require additional funding in order to complete Phase I of the exploration program.

The Company’s general and administrative expenses were $7,816 for the three month period ending September 30, 2002. Of the above amount, $3,000 was paid to Senate Capital under the management services agreement. There are limited resources to continue paying the fee of $1,000 per month under the Management Agreement with Senate Capital. The Company will require additional funding in order to finance its ongoing general and administrative expenses. There is no assurance that the Company will obtain the necessary financing.

The Company incurred professional fees of $237 for the three month period ending September 30, 2002.

In addition, the Company does not have sufficient cash to pay for its overhead expenses including professional fees associated with the Company’s ongoing obligations as a reporting company under the Securities Exchange Act of 1934.

The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

The Company currently has no employees, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the “Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

  Fluctuations in the market prices of gold
  General domestic and international economic and political conditions
  Unexpected geological conditions or rock instability conditions resulting in cave -ins, flooding, rock-bursts or rock slides
  Difficulties associated with managing complex operations in remote areas
  Unanticipated milling and other processing problems
  The speculative nature of mineral exploration
  Environmental risks
  Changes in laws and government regulations, including those relating to taxes and the environment
  The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
  Fluctuations in interest rates and other adverse financial market conditions
  Other unanticipated difficulties in obtaining necessary financing
  The failure of equipment or processes to operate in accordance with specifications or expectations
  Labor relations
  Accidents
  Unusual weather or operating conditions
  Force majeure events
  Other risk factors described from time to time in the Company’s filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company’s ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.

Date: November 13, 2002

By:	“Peter Bell”

PETER BELL, Director, President
Chief Executive Officer