Form 10KSB
period 2002-12-31
BRADEN TECHNOLOGIES INC
filed 2003-03-28
CIK 1080535

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-KSB

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number      0-25827

BRADEN TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0419475
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

Suite 306 -1140 Homer Street, Vancouver, B.C. V6B 2X6
(Address of Principal Executive Offices, Including Postal Code)

(604) 689-1659
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock
(Title of Each Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

__________________________________________________________________________

State issuers revenues for its most recent fiscal year.            Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

            $1,041,300.00

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

            11,400,000

     BRADEN TECHNOLOGIES INC.
ANNUAL REPORT ON FORM 10 -KSB

PART I

Item 1.          DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under “Item 1. Business”, “Item 2. Properties”, “Item 3. Legal Proceedings”, and “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Braden Technologies, a company organized under the laws of Nevada (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company’s exploration and development operations on its properties; the Company’s ability to raise capital and the terms thereof; the acquisition of additional properties; changes in business strategy or development plans; future rental revenues; exploration and other property write-downs as hereinafter defined; the continuity, experience and quality of the Company’s management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company’s projects; and other factors referenced in the Form 10-K. The use in this Form 10-K of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

Description of Business

In General

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company has an interest in the properties described below under the heading "Mineral Property Option Agreement", designated below as the “Miranda Property”. The Company intends to carry out exploration work on the Miranda Property in order to ascertain whether the Miranda Property possesses commercially developable quantities of gold and other precious minerals. There can be no assurance that a commercially viable mineral deposit, or reserve, exists in the Miranda Property until appropriate exploratory work is done and a comprehensive evaluation based on such work concludes legal and economic feasibility.

Mineral Property Option Agreement

By an agreement made as of February 18, 1999 between the Company and Miranda Industries Inc. of Suite 306 – 1140 Homer Street, Vancouver, British Columbia ("Miranda"), the Company acquired from Miranda the option (the "Option") to acquire a 50% interest in certain mineral claims situated in the State of Nevada (the “Miranda Property"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US. The Option is exercisable by the Company incurring the following property exploration expenditures on the Miranda Property:

1.    initial exploration expenditures in the amount of $10,000 US by June 30, 2003, 2000; and (Under an amended agreement dated December 30, 2002, the initial exploration expenditures must be incurred by June 30, 2003).

2.    cumulative exploration expenditures in the amount of $250,000 US by December 31, 2003.

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

Geological Report

The Company obtained a geological report on the Miranda Property dated February 18, 1999 prepared by John Rice, Consulting Geologist of P.O. Box 20074, Reno, Nevada 89515 (the “Geological Report”). The Geological Report summarizes the exploration history of the Miranda Property, the regional geology of the Miranda Property and provides conclusions and recommendations for a work program on the Miranda Property. These conclusions and recommendations of the Geological Report are summarized below.

Miranda Property

In November, 2000 Miranda reduced the number of claims that it held an option on in the Secret Basin Project located in Nye County, Nevada. The 10 new claims are summarized in the following table:

Claim Name	Nye County Number	BLM Number
Basin 7	502106	819772
Basin 8	502107	819773
Basin 9	502108	819774
Basin 10	502109	819775
Basin 11	502110	819776
Basin 12	502111	819777
Basin 13	502112	819778
Basin 14	502113	819779
Basin 15	502114	819780
Basin 16	502115	819781

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

Geology of the Miranda Property

The Geological Report summarizes the geology of the Miranda Property. The geological analysis of the Company’s property is relevant to the business of the Company as it provides the basis for the exploration program recommended for the Miranda Property. The rationale for proceeding with the exploration program is to ascertain whether there are commercially viable quantities of gold bearing ore on the Miranda Property which warrant further exploration or which may sustain commercial production. There is no assurance that the recommendations or conclusions of the Geological Report in fact signify commercial quantities of gold bearing ore on the Miranda Property.

The Geological report identified a volcanic rock formation known as the “middle volcanic sequence” as being present on the Miranda Property. Quartz veins were observed within this middle volcanic sequence. Quartz veins are formations of quartz minerals present within the middle volcanic sequence. The Geological Report identified these quartz veins as having the potential to host gold and silver mineralization based on the exploration completed in 1997. Two separate quartz veins were observed on the Miranda Property from observation of rock samples and drill hole samples. These two veins are known as the “North Vein” and the “South Vein”.

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

The following table summarizes the costs of proceeding with the geological exploration program recommended by the Geological Report:

Phase One of Geological Exploration Program

Geological Survey	Contractor	$9,000	Survey
	Geologist	$700	Supervision and planning
	Reporting	$500	Summary and interpretations
	Contingency	$1,000	@10%

	TOTAL	$11,200

Phase Two of Geological Exploration Program

Secret Basin	Contractor	$50,000	Reverse circulation drilling
	Geologist	$7,500	Supervision and geology
	Assaying	$12,000	For each 5 ft sample road
	Building	$8,000	Includes mobilization
	Permitting	$1,000	With the Forest Service
	Filing Fees	$3,500	Filing fees and staking additional claims
	Reporting	$4,000	Summary reports
	Contingency	$12,900	@ 15%: meetings, management, misc.

TOTAL		$98,900

Operating History and Development

The Company is determined to proceed with Phase 1 of the recommended Phase 1 program. See Item 6 “Management’s Discussion and Analysis or Plan of Operations”.

Certain Risk Factors

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

Lack of Proven Properties and Insufficient Exploration and Development Funds

At this point, all of the Company’s exploration prospects and property interests (collectively the “Properties”) are in the exploration stage. Additional funds are necessary in order for the Company to continue its exploration programs. Certain of the Company’s planned expenditures on its properties are discretionary and may be increased or decreased based upon funds available to the Company.

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

Recent Developments

Subsequent to the year end, the Board of Directors of the Company approved a four-for-one split of the company’s common stock to be effective March 10, 2003. The Company’s authorized capital increased from 25,000,000 shares to 100,000,000 shares of common stock in connection with the stock split. Each shareholder will be issued share certificates representing three additional shares for each share held.

The Company has been in the gold exploration sector since 1999 and advises shareholders that the Company is actively seeking additional gold projects. The acquisition and exploration of any new mineral exploration properties will be subject to the Company achieving the necessary financing.

Item 2.          DESCRIPTION OF PROPERTY

The Company has an option to acquire a 50% interest in the Miranda Property, as described in Item 1 of this Form 10-KSB under “Mineral Property Option Agreement”.

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

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this period covered by the Form 10-KSB, the Company did not submit any matters to the Company’s security holders to be voted upon.

PART II

Item 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company began trading April 28, 2000, on the OTC BB under the symbol BDNT. The following table lists the high, low, closing sales prices, and the volume of the Company’s common shares for the last eight fiscal quarters:

For the Period Ending	High	Low	Close	Volume
12/31/02	-0-	-0-	-0-	-0-
09/30/02	-0-	-0-	-0-	-0-
06/30/02	-0-	-0-	-0-	-0-
03/31/02	-0-	-0-	-0-	-0-
12/31/01	-0-	-0-	-0-	-0-
09/30/01	-0-	-0-	-0-	-0-
06/30/01	-0-	-0-	-0-	-0-
03/31/01	$.8125	$0.75	$0.8125	10,000

As of March 26, 2003 there were 35 registered shareholders of the Company’s common stock.

Limited Public Market for Common Stock

There is presently a limited public market for our common stock in the over-the-counter market under the symbol "BDNT." However, as of the end of our fiscal year on December 31, 2002, there was no public market for our common stock.

Item 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company has not yet proceeded with Phase One of the exploration program on the Miranda Property. The Company currently does not have sufficient funds to proceed with Phase One of the exploration program.

The Company had cash on hand in the amount of $17 as of December 31, 2002. The Company will require additional funding by June 30, 2003 to enable the Company to meet its obligation to Miranda to incur exploration expenditures on the Miranda Property in the amount of $10,000 by June 30, 2003.

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

If the Company does not secure additional financing, the Company will not be able to complete Phase Two of the exploration program or meet its obligation to Miranda under the Option to incur $250,000 of exploration expenditures on the Miranda Property by December 31, 2003. In the event that the Company is unable to obtain sufficient financing in this regard, it will be required to abandon the Option and lose all rights thereto. The Company may consider bringing in a joint venture partner to provide the required funding, if the Company is unable to obtain the funding by itself and does not want to abandon the Miranda Property. The Company has not undertaken any efforts to locate a joint venture partner for the Miranda Property. In addition, there is no assurance that the Company would be able to locate a joint venture partner for the Miranda Property who would assist the Company in funding the exploration of the Miranda Property. The Company may pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

Results of Operations.

For the Year Ended December 31, 2002

The Company is in the exploration stage and has no revenues from operations in Fiscal 2002. None of its mineral properties have proven to be commercially developable and as a result, the Company has not generated any revenue from these activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off.

The Company’s present mineral properties and interests consist primarily of gold exploration properties or prospects which the Company believes have the potential for commercial gold recoveries. The Company has recorded cumulative write-offs of mineral properties of $111,253 during its exploration stage, a period of approximately one year.

The Company’s general and administrative expenses were $24,464 for the period ending December, 2002. This is the Company’s third year of operations. The Company anticipates that general and administrative expenses will increase in Fiscal 2003 if the Company moves ahead with the further exploration of its mineral property.

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

The Company’s cash position at December 31, 2002 was $17.

The Company has not recorded any write-offs as of December 31, 2002.

The Company did not incur any exploration costs for the period ending December 31, 2002.

During Fiscal 2002 no option payments were made on its mineral property.

At December 31, 2002 the Company had a working capital deficit of $ 63,753.

At year end, December 31, 2002, the Company has met all its expenditure requirements under the mineral property option agreement it holds.

During the first half of Fiscal 2003 and the second half of Fiscal 2003, the Company will evaluate market conditions and determine how best to proceed with its projects in Nevada.

The balance of the Company’s cash needs through the second half of Fiscal 2003 are expected to come from an equity financing. The Company intends to raise any required additional funds by selling equity securities.

Item 7.          FINANCIAL STATEMENTS

Index to Financial Statements:

1.		Auditors’ Report
2.		Audited Financial Statements for the year ended December 31, 2002, including:
	a.	Balance Sheets as at December 31, 2002 and 2001;
	b.	Statements of Loss and Deficit for the years ended December 31, 2002 and 2001;
	c.	Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2002 and 2001;
	d.	Statements of Cash Flows for the years ended December 31, 2002 and 2001;
	e.	Notes to Financial Statements.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

AUDITORS' REPORT

To the Shareholders and Directors of
Braden Technologies Inc.
(An exploration stage company)

We have audited the balance sheets of Braden Technologies Inc. (an exploration stage company) as at December 31, 2002 and 2001, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders’ equity for the years ended December 31, 2002 and 2001, and for the period from inception, May 26, 1999, to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001, and the results of its operations and cash flows for the years ended December 31, 2002 and 2001, and for the period from inception, May 26, 1999, to December 31, 2002 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 1 to the financial statements, the Company has incurred a net loss of $111,253 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“DeMello & Company”

March 17, 2003	Certified General Accountants

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

BALANCE SHEETS (RESTATED – NOTE 6)
(Stated in U.S. Dollars)

	DECEMBER 31
	2002	2001

ASSETS
Current
Cash	$17	$1,393

Mineral Property interest (Note 3)	-	-

	$17	$1,393

LIABILITIES

Current
Accounts payable	$63,770	$40,682

SHAREHOLDERS’ DEFICIENCY
Share Capital
Authorized:
25,000,000 common shares, par value $0.001 per share

Issued and outstanding:
2,850,000 common shares	2,850	2,850

Additional paid-in capital	44,650	44,650

Deficit Accumulated During The Exploration Stage	(111,253)	(86,789)

	(63,753)	(39,289)

	$17	$1,393

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENTS OF LOSS AND DEFICIT (RESTATED – NOTE 6)
(Stated in U.S. Dollars)

			INCEPTION
			FEBRUARY 17
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2002	2001	2002

Expenses
Bank charges, interest and foreign
exchange	$537	$126	$1,282
Mineral property acquisition payments and
exploration expenditures	1,179	-	6,151
Professional fees	5,212	4,044	45,452
Office and sundry	769	1,699	7,173
Office facilities and services	12,000	12,000	46,428
Travel and business promotion	4,767	-	4,767

Net Loss For The Year	24,464	17,869	$111,253

Deficit Accumulated During The Exploration
Stage, Beginning Of Year, as previously
reported	86,789	67,920
Prior Period Adjustment (Note 6)	-	1,000

Deficit Accumulated During The Exploration
Stage, Beginning Of Year, as restated	86,789	68,920

Deficit Accumulated During The Exploration
Stage, End Of Year	$111,253	$86,789

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	2,850,000	2,850,000

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (RESTATED – NOTE 6)
(Stated in U.S. Dollars)

			INCEPTION
			FEBRUARY 17
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2002	2001	2002

Cash Flows From Operating Activities
Net loss for the year	$(24,464)	$(17,869)	$(111,253)
Adjustment To Reconcile Net Loss To Net
Cash Used By Operating Activities
Change in accounts payable	23,088	17,560	63,770

	(1,376)	(309)	(47,483)

Cash Flows From Financing Activity
Share capital issued	-	-	47,500

Increase (Decrease) In Cash	(1,376)	(309)	17

Cash, Beginning Of Year	1,393	1,702	-

Cash, End Of Year	$17	$1,393	$17

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (RESTATED – NOTE 6)

DECEMBER 31, 2002
(Stated in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at
$0.01	2,750,000	$2,750	$24,750	$-	$27,500
Shares issued for cash at
$0.20	100,000	100	19,900	-	20,000
Net loss for the period	-	-	-	(42,523)	(42,523)

Balance, December 31, 1999	2,850,000	2,850	44,650	(42,523)	4,977
Net loss for the year	-	-	-	(26,397)	(26,397)

Balance, December 31, 2000	2,850,000	2,850	44,650	(68,920)	(21,420)
Net loss for the year	-	-	-	(17,869)	(17,869)

Balance, December 31, 2001	2,850,000	2,850	44,650	(86,789)	(39,289)
Net loss for the year	-	-	-	(24,464)	(24,464)

Balance, December 31, 2002	2,850,000	$2,850	$44,650	$(111,253)	$(63,753)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $111,253 for the period from inception, February 17, 1999, to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of, and classification of, liabilities that might be necessary in the event the Company cannot continue in existence.

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

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.	MINERAL PROPERTY

The Company has entered into an option agreement, dated February 18, 1999, as amended, to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

- cash payment of U.S. $1,000 (paid);
- exploration expenditures totalling U.S.$10,000 by June 30, 2003;
- exploration expenditures totalling U.S. $250,000 by December 31, 2003.

4.	CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

5.	RELATED PARTY TRANSACTION

During the year ended December 31, 2002, the Company incurred $12,000 (2001 - $12,000) for office facilities and services to a company related by common directors.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001
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

	2002	2001

Decrease in mineral property interest	$-	$(1,000)
Increase in deficit	-	1,000

7.	SUBSEQUENT EVENT

Subsequent to December 31, 2002, the Company completed a four-for-one split of its authorized and its issued common stock.

Item 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, their ages and term of continuous service is as follows:

Name	Age	Position with	Served as a Director
		Registrant	or Officer Since

Peter William Bell	66	President, CEO
		Sec	February 17, 1999
		Treasurer
Ross William Bailey	40	Director	February 17, 1999

Richard Douglas Wilson	44	Director	February 17, 1999

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

Mr. Ross William Johnston Bailey is a director of the Company and has a Bachelors Degree in Mechanical Engineering from the University of Victoria and is enrolled in the Masters in Business Administration program at Simon Fraser University. Mr. Bailey was employed with Ballard Power Systems as a manufacturing engineer until March, 2003. Currently, he is manager of business development at Greenlight Power Technologies for North America. Mr. Bailey was appointed to the Board of Directors of the Company on February 17, 1998.

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

Item 10.          EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2002, 2001 and 2000:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Peter Bell*	President, Secretary/ Treasurer Director	2002 2001 2000	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Ross Bailey	Director	2002 2001 2000	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Richard Wilson	Director	2002 2001 2000	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

STOCK OPTION GRANTS

We did not grant any stock options to any of our officers, directors or employees during our most recent fiscal year ended December 31, 2002. We have also not granted any stock options to any of our officers, directors or employees since December 31, 2002.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

No stock options were exercised by our officers, directors or employees during the financial year ended December 31, 2002. No stock options have been exercised since December 31, 2002.

OUTSTANDING STOCK OPTIONS

We do not have any stock options outstanding.

COMPENSATION AGREEMENT

The Company did not pay any remuneration to its officers or directors during the period January 1, 2002 to December 31, 2002, the date of its annual financial statements. The Company does not presently pay any compensation to any of its officers and directors. The Company may during the course of the current year decide to compensate its officers and directors for their services.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2002, the number of Common Stock and the corresponding percentage ownership of (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company’s Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names. Subsequent to the year end, the Board of Directors of the Company approved a four-for-one split of the company’s stock to be effective March 10, 2003. Each of the following shareholders will be issued share certificates representing three additional shares for each share held.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Peter William Bell #105 - 3389 Capilano Road North Vancouver, B.C. V7R 4W7	500,000	17.54%
Ross W.J. Bailey #202 - 2136 West 1st Avenue Vancouver, BC V6K 1E8	100,000	3.51%
Richard Douglas Wilson Penthouse 8 - 1060 Alberni Street Vancouver, BC V6E 2K2	50,000	1.75%
Aileen Mary Lloyd 3996 Michener Court, North Vancouver, BC V7K 3C7	250,000	8.77%
Dennis Lyle Higgs (1), (2) 4520 West 5th Avenue Vancouver, BC V6R 1S7	865,000	30.35%
Darlene Higgs (1), (3) 4520 West 5th Avenue Vancouver, BC V6R 1S7	865,000	30.35%
Douglas V. Higgs (1), (4) 110 - 7180 Lindsay Road Richmond, BC V7C 3M6	865,000	30.35%
Darcy Allan Higgs (1), (5) 4554 West 2nd Avenue Vancouver, BC V6P 1K8	865,000	30.35%
Carleen Higgs (1), (6) 4520 West 5th Avenue Vancouver, BC V6R 1S7	865,000	30.35%
Terri-Lyn Ker (1), (7) 4924 45th Avenue Delta, BC V4K 1K3	865,000	30.35%
Eric Gordon Fergie 2221 Venables Street Vancouver, BC V5L 2J5	175,000	6.14%
Gordon H. Lloyd Suite 160, 12820 Clark Place Richmond, BC	250,000	8.77%
Directors and Officers As a Group	650,000	22.80%

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

Item 13.          EXHIBITS, AND REPORTS ON FORM 8-K.

(a)      Exhibits:

Exhibit 1: Amended Property Option Agreement dated December 30, 2002

(b)      Reports on Form 8K

No reports on Form 8K were filed during the last quarter of our fiscal year ended December 31, 2002.

No reports on Form 8K have been filed since December 31, 2002.

Item 14.          CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Office and Chief Financial Officer (or persons performing similar functions). Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or other factors, which could significantly affect the internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.

By:    /s/ “Peter Bell”
     PETER BELL, Director, President
     Chief Executive Officer
     Date: March 26, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:    /s/ “Peter Bell”
     PETER BELL, Director, President
     Chief Executive Officer
     Date: March 26, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Bell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Form 10-KSB of Braden Technologies Inc. for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Braden Technologies Inc.

By:	/s/ “Peter Bell”

Name:	PETER BELL

Title:	President,Chief Executive
Officer,Secretary, Treasurer

Date:	March 26, 2003

CERTIFICATIONS

I, Peter Bell certify that:

1.	I have reviewed this annual report on Form 10-KSB of Braden Technologies Inc. (“Braden”);

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Braden, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of Braden’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to Braden’s auditors and the audit committee of Braden’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for Braden’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Braden’s internal controls; and

6.
I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    /s/ “Peter Bell”
Peter Bell
President
Chief Executive Officer
Secretary/Treasurer

Date: March 26, 2003