Form 10QSB
period 2003-03-31
BRADEN TECHNOLOGIES INC
filed 2003-05-14
CIK 1080535

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For the quarterly period ended March 31, 2003

[ ]	Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For the transition period from _____to_____

COMMISSION FILE NUMBER                    0-25827

                                   BRADEN TECHNOLOGIES INC.
(Name of small business issuer in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 306, 1140 Homer Street, Vancouver, BC	V6B 2X6
(Address of principal executive offices)	(Zip Code)

604-689-1659
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes [ X ]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

State issuer's revenues for its most recent fiscal year    $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $MARKET VALUE], based on a price of $ per share, being the last sale price of the Registrant’s common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,850,000 Shares of Common Stock

Transitional Small Business Disclosure Format (check one):      Yes [  ]     No [ X ]

     BRADEN TECHNOLOGIES INC.
QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.         Financial Statements

Index to Financial Statements:

1.	Auditors’ Report;

2.	Financial Statements for the quarterly period ended March 31, 2003, including:

	a.	Balance Sheet as at March 31, 2003 and December 31, 2002;

	b.	Statement of Loss and Deficit for the three month period ended March 31, 2003 and,
2002;

	c.	Statements of Stockholders’ Equity (Deficiency) for the period ended March, 2003;

	d.	Statements of Cash Flows for the three month period ended March 31, 2003 and 2002;

	e.	Notes to Financial Statements.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$4	$17

Mineral Property interest (Note 3)	-	-

	$4	$17

LIABILITIES

Current
Accounts payable	$73,705	$63,770

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share

Issued and outstanding:
11,400,000 common shares	11,400	2,850

Additional paid-in capital	36,100	44,650

Deficit Accumulated During The Exploration Stage	(121,201)	(111,253)

	(73,701)	(63,753)

	$4	$17

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			FEBRUARY 17
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2003	2002	2003

Expenses
Bank charges, interest and foreign
exchange	$1,377	$172	$2,659
Mineral property acquisition payments
and exploration expenditures	-	-	6,151
Professional fees	1,424	2,328	46,876
Office and sundry	423	-	7,596
Office facilities and services	3,000	3,000	49,428
Travel and business promotion	3,724	-	8,491

Net Loss For The Period	9,948	5,500	$121,201

Deficit Accumulated During The
Exploration Stage, Beginning Of Period	111,253	86,789

Deficit Accumulated During The
Exploration Stage, End Of Period	$121,201	$92,289

Net Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	11,400,000	11,400,000

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			FEBRUARY 17
	THREE MONTHS ENDED		1999 TO
	MARCH 31		MARCH 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(9,948)	$(5,500)	$(121,201)

Adjustment To Reconcile Net Loss To Net Cash
Used By Operating Activities
Change in accounts payable	9,935	4,431	73,705

	(13)	(1,069)	(47,496)

Cash Flows From Financing Activity
Share capital issued	-	-	47,500

Increase (Decrease) In Cash	(13)	(1,069)	4

Cash, Beginning Of Period	17	1,393	-

Cash, End Of Period	$4	$324	$4

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at
$0.01	11,000,000	$11,000	$16,500	$-	$27,500

Shares issued for cash at
$0.20	400,000	400	19,600	-	20,000

Net loss for the period	-	-	-	(42,523)	(42,523)

Balance, December 31, 1999	11,400,000	11,400	36,100	(42,523)	4,977

Net loss for the year	-	-	-	(26,397)	(26,397)

Balance, December 31, 2000	11,400,000	11,400	36,100	(68,920)	(21,420)

Net loss for the year	-	-	-	(17,869)	(17,869)

Balance, December 31, 2001	11,400,00	11,400	36,100	(86,789)	(39,289)

Net loss for the year	-	-	-	(24,464)	(24,464)

Balance, December 31, 2002	11,400,000	11,400	36,100	(111,253)	(63,753)

Net loss for the period	-	-	-	(9,948)	(9,948)

Balance, March 31, 2003	11,400,000	$11,400	$36,100	$(121,201)	$(73,701)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $121,201 for the period from inception, February 17, 1999, to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of, and classification of, liabilities that might be necessary in the event the Company cannot continue in existence.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

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

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

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

4.	MINERAL PROPERTY The Company has entered into an option agreement, dated February 18, 1999, as amended, to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

	- - -	cash payment of U.S. $1,000 (paid); exploration expenditures totalling U.S.$10,000 by June 30, 2003; exploration expenditures totalling U.S. $250,000 by December 31, 2003.

5.

SHARE CAPITAL

On February 21, 2003, the Company effected a four-for-one stock split of its common stock. All common share and per common share information in the accompanying financial statements and related notes have been restated to reflect this stock split.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

6.

CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

7.	RELATED PARTY TRANSACTION During the period ended March 31, 2003, the Company incurred $3,000 (2002 - $3,000) for office facilities and services to a company related by common directors.

ITEM 2.       Management’s Discussion and Analysis or Plan of Operations

Plan Of Operations

The Company has not yet proceeded with Phase One of the exploration program on the Miranda Property. The Company currently does not have sufficient funds to proceed with Phase One of the exploration program. With its current cash position, the Company cannot complete Phase I without additional financing. The approximate cost of the Phase I work program is $10,000. If the Company is not successful in raising additional financing, the Company may attempt to negotiate another extension to the date for the completion of the required exploration expenses under the option agreement. At this stage, our future business is dependent upon the company’s ability to secure additional financing. No assurances can be given that we will be successful in this regard.

The Company will require additional funding in the event that the Company determines to proceed with Phase Two of the exploration program. The anticipated cost of the Phase Two exploration program is $98,700 which is in excess of the projected cash reserves of the Company upon completion of Phase One of the exploration program. The Company anticipates that additional funding will be needed in the form of an equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund Phase Two of the exploration program. The Company believes that debt financing will not be an alternative for funding Phase Two of the exploration program. The Company does not have any arrangements in place for future equity financing of the Company.

If the Company does not secure additional financing, the Company will not be able to complete Phase Two of the exploration program or meet its obligation to Miranda under the Option Agreement to incur $250,000 of exploration expenditures on the Miranda Property by December 31, 2003. In the event that the Company is unable to obtain sufficient financing in this regard, it will be required to abandon the Option and lose all rights thereto. The Company may pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

During this quarter the Board of Directors of the Company approved a four-for-one split of the Company’s common stock to be effective March 10, 2003. The Company’s authorized capital has increased from 25,000,000 shares to 100,000,000 shares of common stock in connection with the stock split. Each shareholder was issued share certificates representing three additional shares for each share held as of the effective date.

Management is encouraged by the recent increase in the price of gold. The Company has been in the gold exploration sector since 1999 and wishes to advise shareholders that the Company is actively seeking additional gold projects. The acquisition and exploration of any new mineral exploration properties will be subject to the Company achieving the necessary financing.

Results of Operations for three month period ended March 31, 2003 and the three month period ended March 31, 2002

The Company is in the exploration stage and has had no revenue from operations. None of its mineral properties have proven to be commercially developable and as a result, the Company has not generated any revenue from these activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off.

The Company has recorded cumulative write-offs of mineral properties of $121,201 during its exploration stage, a period of approximately three years.

The Company’s general and administrative expenses were $9,948 for the three month period ending March, 2003. This is the Company’s third year of operations. The Company anticipates that general and administrative expenses will increase in Fiscal 2003 if the Company moves ahead with the further exploration of its mineral property or acquires additional mineral properties.

Liquidity and Capital Resources

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

The Company’s cash position at March 31, 2003 was $4. The Company will require additional funding by June 30, 2003 to enable the Company to meet its obligation to Miranda to incur exploration expenditures on the Miranda Property in the amount of $10,000 by June 30, 2003

The Company has not recorded any write-offs as of March 31, 2003.

The Company did not incur any exploration costs for the three month period ended March 31, 2003.

During this three month period ending March 2003, no option payments were made on its mineral property.

At March 31, 2003 the Company had a working capital deficit of $73,701.

During the first half of Fiscal 2003 and the second half of Fiscal 2003, the Company will evaluate market conditions and determine how best to proceed with its projects in Nevada.

The balance of the Company’s cash needs through the second half of Fiscal 2003 are expected to come from an equity financing. The Company intends to raise any required additional funds by selling equity securities

Competitive Conditions

We are a junior mineral resource exploration company engaged in the business of mineral exploration. We compete with other junior mineral resource exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral resource exploration companies. The presence of competing junior mineral resource exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

If the results of our mineral exploration program are successful, we may try to sell our mineral claims to a senior exploration company or to enter into a joint venture agreement with a senior exploration company for the further exploration and possible production of our mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a sale or a joint venture agreement with a senior exploration company. Senior exploration companies have limited ability to purchase properties from junior exploration properties or to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost.

Many of the junior mineral resource exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit and on exploration of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in our competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase mineral properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact on our ability to finance further exploration, to sell our mineral claims to a senior exploration company.

Item 3.        Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Mr. Peter Bell. Based upon that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

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

PART II

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscalyear ending December 31, 2003.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)         Exhibits and Index of Exhibits

None

(b)         Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of our fiscal year ended December 31, 2003.

No reports on Form 8-K have been filed since December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.

By:	/s/ “Peter Bell””

Peter Bell, President and Chief Executive Officer
Director
Date: May 12, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ “Peter Bell”

Peter Bell, President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: May 12, 2003

By:	/s/ “Peter Bell”

Peter Bell Treasurer and Secretary
Director
Date: May 12, 2003

CERTIFICATION

I, Peter Bell, Chief Executive Officer of Braden Technologies Inc., certify that;

1.	I have reviewed this quarterly report on Form 10-QSB of Braden Technologies Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003

/s/ “Peter Bell”

(Signature)
Chief Executive Office

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Bell, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Braden Technologies Inc.. for the three month period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Braden Technologies Inc.

By:	/s/ “Peter Bell””

Name:	Peter Bell

Title:	Chief Executive Officer

Date:	May 12, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, PETER BELL, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Braden Technologies Inc., for the three month period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Braden Technologies Inc.

By:	/s/ “Peter Bell””

Name:	Peter Bell

Title:	Chief Executive Officer

Date:	May 12, 2003