Form 10QSB
period 2003-06-30
BRADEN TECHNOLOGIES INC
filed 2003-08-13
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2003

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER: 0-25827

BRADEN TECHNOLOGIES INC
(Name of small business issuer in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 306, 1140 Homer Street, Vancouver, BC	V6B 2X6
(Address of principal executive offices)	(Zip Code)

604-689-1659
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $MARKET VALUE], based on a price of $ per share, being the last sale price of the Registrant’s common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,400,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

BRADEN TECHNOLOGIES INC.
QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.     Financial Statements

Index to Financial Statements:

Financial Statements for the quarterly period ended June 30, 2003, including:

a.	Balance Sheet as at June 30, 2003 and December 31, 2002;

b.	Statement of Loss and Deficit for the three month and six month period ended June 30, 2003 and, 2002;

c.	Statements of Stockholders’ Equity (Deficiency) for the period ended June 30, 2003;

d.	Statements of Cash Flows for the three month and six month period ended June 30, 2003 and 2002;

e.	Notes to Financial Statements.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2003
 (Unaudited)
(Stated in U.S. Dollars)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

BALANCE SHEET
 (Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$28	$17

Mineral Property interest (Note 3)	-	-

	$28	$17

LIABILITIES

Current
Accounts payable	$80,484	$63,770

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per
share

Issued and outstanding:
11,400,000 common shares	11,400	11,400

Additional paid-in capital	36,100	36,100

Deficit Accumulated During The Exploration Stage	(127,956)	(111,253)

	(80,456)	(63,753)

	$28	$17

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Expenses
Bank charges, interest and
foreign exchange	$2,518	$627	$3,895	$799	$5,177
Mineral property acquisition
payments and exploration
expenditures	-	-	-	-	6,151
Professional fees	589	2,408	2,013	4,736	47,465
Office and sundry	648	52	1,071	52	8,244
Office facilities and services	3,000	3,000	6,000	6,000	52,428
Travel and business promotion	-	-	3,724	-	8,491

Net Loss For The Period	6,755	6,087	16,703	11,587	$127,956

Deficit Accumulated During The
Exploration Stage, Beginning Of
Period	121,201	92,289	111,253	86,789

Deficit Accumulated During The
Exploration Stage, End Of
Period	$127,956	$98,376	$127,956	$98,376

Net Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number Of
Shares Outstanding	11,400,000	11,400,000	11,400,000	11,400,000

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 17
	THREE MONTHS ENDED		SIX MONTHS ENDED		2000 TO
	JUNE 30		JUNE 30		JUNE 30
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(6,755)	$(6,087)	$(16,703)	$(11,587)	$(127,956)

Adjustment To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Change in accounts payable	6,779	5,789	16,714	10,220	80,484

	24	(298)	11	(1,367)	(47,472)

Cash Flows From Financing Activity
Share capital issued	-	-	-	-	47,500

Increase (Decrease) In Cash	24	(298)	11	(1,367)	28

Cash, Beginning Of Period	4	324	17	1,393	-

Cash, End Of Period	$28	$26	$28	$26	$28

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK

			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at
$0.01	11,000,000	$11,000	$16,500	$-	$27,500
Shares issued for cash at
$0.20	400,000	400	19,600	-	20,000
Net loss for the period	-	-	-	(42,523)	(42,523)

Balance, December 31, 1999	11,400,000	11,400	36,100	(42,523)	4,977
Net loss for the year	-	-	-	(26,397)	(26,397)

Balance, December 31, 2000	11,400,000	11,400	36,100	(68,920)	(21,420)
Net loss for the year	-	-	-	(17,869)	(17,869)

Balance, December 31, 2001	11,400,000	11,400	36,100	(86,789)	(39,289)
Net loss for the year	-	-	-	(24,464)	(24,464)

Balance, December 31, 2002	11,400,000	11,400	36,100	(111,253)	(63,753)
Net loss for the period	-	-	-	(16,703)	(16,703)

Balance, June 30, 2003	11,400,000	$11,400	$36,100	$(127,956)	$(80,456)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $127,956 for the period from inception, February 17, 1999, to June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of, and classification of, liabilities that might be necessary in the event the Company cannot continue in existence.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
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

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
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

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2002, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

4.

MINERAL PROPERTY

The Company has entered into an option agreement, dated February 18, 1999, as amended, to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

-        cash payment of U.S. $1,000 (paid);
-        exploration expenditures totalling U.S.$10,000 by October 31, 2003;
-        exploration expenditures totalling U.S. $250,000 by December 31, 2003.

5.

SHARE CAPITAL

On February 21, 2003, the Company effected a four-for-one stock split of its common stock. All common share and per common share information in the accompanying financial statements and related notes have been restated to reflect this stock split.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

6.

CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

7.	RELATED PARTY TRANSACTION During the period ended June 30, 2003, the Company incurred $6,000 (2002 - $6,000) for office facilities and services to a company related by common directors.

ITEM 2.     Management’s Discussion and Analysis or Plan of Operations

Plan Of Operations

The Company has not yet proceeded with Phase One of the exploration program on the Miranda Property. The Company currently does not have sufficient funds to proceed with Phase One of the exploration program. With its current cash position, the Company cannot complete Phase I without additional financing. The approximate cost of the Phase I work program is $10,000. The Company has negotiated another extension to the date for the completion of the required exploration expenses under the option agreement. At this stage, our future business is dependent upon the company’s ability to secure additional financing. No assurances can be given that we will be successful in this regard.

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

Management is encouraged by the recent increase in the price of gold. The Company has been in the gold exploration sector since 1999 and the acquisition and exploration of any new mineral exploration properties will be subject to the Company achieving the necessary financing.

Results of Operations for the three month period ended June 30, 2003 and the three month period ended June 30, 2002

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

The Company has recorded cumulative write-offs of mineral properties of $127,956 during its exploration stage, a period of approximately three years.

The Company’s general and administrative expenses were $6,755 for the three month period ending June, 2003. This is the Company’s third year of operations. The Company anticipates that general and administrative expenses will increase in Fiscal 2003 if the Company moves ahead with the further exploration of its mineral property or acquires additional mineral properties.

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

The Company’s cash position at June 30, 2003 was $28. The Company will require additional funding to enable the Company to meet its obligation to Miranda to incur exploration expenditures on the Miranda Property in the amount of $10,000 by October 31, 2003

The Company has not recorded any write-offs as of June 30, 2003.

The Company did not incur any exploration costs for the three month period ended June 30, 2003.

During this three month period ending June 30, no option payments were made on its mineral property.

At June 30, 2003 the Company had a working capital deficit of $80,456.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending December 31, 2003.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits and Index of Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of our fiscal year ended December 31, 2003.

No reports on Form 8-K have been filed since December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.

By:	/s/ Peter Bell
Peter Bell, President and Chief Executive Officer
Director
Date: August 13, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter Bell
Peter Bell, President and Chief Executive Officer
(Principal Executive Officer)
Director
Date: August 13, 2003

By:	/s/ Peter Bell
Peter Bell Treasurer and Secretary
Director
Date: August 13, 2003

CERTIFICATION

I, Peter Bell, Chief Executive Officer and Chief Financial Officer of Braden Technologies Inc., certify that;

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

Date: August, 2003

   /s/ Peter Bell
(Signature)

Chief Executive Officer
Chief Financial Officer