Form 10QSB
period 2003-09-30
BRADEN TECHNOLOGIES INC
filed 2003-11-14
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2003

  ☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from ________ to ________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $MARKET VALUE], based on a price of $0.10 per share, being the last sale price of the Registrant’s common stock 7,940,000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,400,000 shares of Common Stock as of November 12, 2003

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

     BRADEN TECHNOLOGIES INC. QUARTERLY
REPORT ON FORM 10-QSB

PART I

ITEM 1. Financial Statements

Index to Financial Statements:

1.	Financial Statements for the quarterly period ended September 30, 2003, including:

	a.	Balance Sheet as at September 30, 2003 and December 31, 2002;

	b.	Statement of Loss and Deficit for the three month and Nine month period ended September 30, 2003 and, 2002;

	c.	Statements of Stockholders’ Equity (Deficiency) for the period ended September 30, 2003;

	d.	Statements of Cash Flows for the three month and nine month period ended September 30, 2003 and 2002;

	e.	Notes to Financial Statements.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$15	$17

Mineral Property interest (Note 3)	-	-

	$15	$17

LIABILITIES

Current
Accounts payable	$83,617	$63,770

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per
share

Issued and outstanding:
11,400,000 common shares	11,400	11,400

Additional paid-in capital	36,100	36,100

Deficit Accumulated During The Exploration Stage	(131,102)	(111,253)
	(83,602)	(63,753)
	$15	$17

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Expenses
Bank charges, interest and
foreign exchange	$8	$(558)	$3,903	$241	$5,185
Mineral property acquisition
payments and exploration
expenditures	-	-	-		6,151
Professional fees	138	237	2,151	4,973	47,603
Office and sundry	-	370	1,071	422	8,244
Office facilities and services	3,000	3,000	9,000	9,000	55,428
Travel and business
promotion	-	4,767	3,724	4,767	8,491

Net Loss For The Period	3,146	7,816	19,849	19,403	$131,102

Deficit Accumulated During
The Exploration Stage,
Beginning Of Period	127,956	98,376	111,253	86,789

Deficit Accumulated During
The Exploration Stage, End
Of Period	$131,102	$106,192	$131,102	$106,192

Net Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number Of
Shares Outstanding	11,400,000	11,400,000	11,400,000	11,400,000

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					FEBRUARY 17
	THREE MONTHS ENDED		NINE MONTHS ENDED		2000 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2003	2002	2003	2002	2003

Cash Flows From Operating
Activities
Net loss for the period	$(3,146)	$(7,816)	$(19,849)	$(19,403)	$(131,102)

Adjustment To Reconcile Net Loss
To Net Cash Used By Operating
Activities
Change in accounts payable	3,133	7,817	19,847	18,037	83,617
	(13)	1	(2)	(1,366)	(47,485)

Cash Flows From Financing
Activity
Share capital issued	-	-	-	-	47,500

Increase (Decrease) In Cash	(13)	1	(2)	(1,366)	15

Cash, Beginning Of Period	28	26	17	1,393	-

Cash, End Of Period	$15	$27	$15	$27	$15

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Shares issued for cash at $0.01	11,000,000	$11,000	$16,500	$-	$27,500

Shares issued for cash at $0.20	400,000	400	19,600	-	20,000

Net loss for the period	-	-	-	(42,523)	(42,523)

Balance, December 31, 1999	11,400,000	11,400	36,100	(42,523)	4,977

Net loss for the year	-	-	-	(26,397)	(26,397)

Balance, December 31, 2000	11,400,000	11,400	36,100	(68,920)	(21,420)

Net loss for the year	-	-	-	(17,869)	(17,869)

Balance, December 31, 2001	11,400,000	11,400	36,100	(86,789)	(39,289)

Net loss for the year	-	-	-	(24,464)	(24,464)

Balance, December 31, 2002	11,400,000	11,400	36,100	(111,253)	(63,753)

Net loss for the period	-	-	-	(19,849)	(19,849)

Balance, September 30, 2003	11,400,000	$11,400	$36,100	$(131,102)	$(83,602)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $131,102 for the period from inception, February 17, 1999, to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of, and classification of, liabilities that might be necessary in the event the Company cannot continue in existence.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
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

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
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

4.

MINERAL PROPERTY

The Company has entered into an option agreement, dated February 18, 1999, as amended, to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

-       cash payment of U.S. $1,000 (paid);
-       exploration expenditures totalling U.S.$10,000 by December 31, 2003;
-       exploration expenditures totalling U.S. $250,000 by June 30, 2004.

5.

SHARE CAPITAL

On February 21, 2003, the Company effected a four-for-one stock split of its common stock. All common share and per common share information in the accompanying financial statements and related notes have been restated to reflect this stock split.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

6.

CONTINGENCY

Mineral Property

The Company’s mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

7.	RELATED PARTY TRANSACTION During the period ended September 30, 2003, the Company incurred $9,000 (2002 - $9,000) for office facilities and services to a company related by common directors.

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

If the Company does not secure additional financing, the Company will not be able to complete Phase Two of the exploration program or meet its obligation to Miranda under the Option Agreement to incur $250,000 of exploration expenditures on the Miranda Property by June 30, 2004. In the event that the Company is unable to obtain sufficient financing in this regard, it will be required to abandon the Option and lose all rights thereto. The Company may pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

Management is encouraged by the recent increase in the price of gold. The Company has been in the gold exploration sector since 1999 and the acquisition and exploration of any new mineral exploration properties will be subject to the Company achieving the necessary financing.

Results of Operations for the three month period ended September 30, 2003 and the nine month period ended September 30, 2003

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

The Company has recorded cumulative write-offs of mineral properties of $131,956 for the three month and nine period ending September 30, 2003.

The Company’s general and administrative expenses were $3,146 for the three month period ending September, 2003. This is the Company’s third year of operations. The Company anticipates that general and administrative expenses will increase in Fiscal 2003 if the Company moves ahead with the further exploration of its mineral property or acquires additional mineral properties.

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

The Company’s cash position at September 30, 2003 was $15. The Company will require additional funding to enable the Company to meet its obligation to Miranda to incur exploration expenditures on the Miranda Property in the amount of $10,000 by December 31, 2003

The Company has not recorded any write-offs as of September 30, 2003.

The Company did not incur any exploration costs for the three month period ended September 30, 2003.

During this three month period ending September 30, no option payments were made on its mineral property.

At September 30, 2003 the Company had a working capital deficit of $83,602.

During the first half of Fiscal 2003 and the second half of Fiscal 2003, the Company will evaluate market conditions and determine how best to proceed with its projects in Nevada. The Company intends to raise any required additional funds by selling equity securities

ITEM 3.           CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Dennis Higgs and Chief Financial Officer, Ms. Aileen Lloyd. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the third quarter of our fiscal year ending December 31, 2003.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

10.1	Amended Property Option Agreement

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (1)

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

5

(1)	Filed as an exhibit to this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of our fiscal year ended December 31, 2003.

No reports on Form 8-K have been filed since December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.

By:	/s/ Peter Bell
Peter Bell, President and Chief Executive Officer
Director
Date: November 12, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Peter Bell
Peter Bell, President and Chief Executive Officer
Director
Date: November 12, 2003

By:	/s/ Peter Bell
Peter Bell Treasurer and Secretary
Director
Date: November 12, 2003