Form 10KSB
period 2003-12-31
BRADEN TECHNOLOGIES INC
filed 2004-03-01
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

$2,183,500

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

11,400,000

BRADEN TECHNOLOGIES INC.
ANNUAL REPORT ON FORM 10 -KSB

PART I

Item 1.     DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-KSB under “Item 1. Business”, “Item 2. Properties”, “Item 3. Legal Proceedings”, and “Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations” and elsewhere constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Braden Technologies, a company organized under the laws of Nevada (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives; the success (or lack thereof) with respect to the Company’s exploration and development operations on its properties; the Company’s ability to raise capital and the terms thereof; the acquisition of additional properties; changes in business strategy or development plans; future rental revenues; exploration and other property write-downs as hereinafter defined; the continuity, experience and quality of the Company’s management; changes in or failure to comply with government regulations or the lack of government authorization to continue the Company’s projects; and other factors referenced in the Form 10-KSB. The use in this Form 10-KSB of such words as “believes”, “plans”, “anticipates”, “expects”, “intends”, and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. The success of the Company is dependent on the efforts of the Company, its employees and many other factors including, primarily, its ability to raise additional capital and establishing the economic viability of any of its exploration properties.

History and Development of the Company

Braden Technologies, Inc. (the "Company") was organized as a Nevada corporation on February 17, 1999 and is engaged in the acquisition, exploration and development of mineral properties. During Fiscal 2003, the Board of Directors of the Company approved a four-for-one split of the company’s stock effective March 10, 2003. The issued and outstanding is now 11,400,000 shares.

The Company entered into a mineral property option agreement dated February 18, 1999 with Miranda Gold Corp. ("Miranda") of Suite 306 – 1140 Homer Street, Vancouver, British Columbia. The Company acquired from Miranda the option (the "Option") to acquire a 50% interest in certain mineral claims situated in the State of Nevada (the “Miranda Property"). The consideration paid by the Company to Miranda for the grant of the Option at the time of execution was $1,000 US.

The Company was unable to meet its obligations to Miranda under the option agreement due to a lack of financing.

During Fiscal 2003, Miranda expressed an interest in dropping its option on the Miranda property. The Company's Option was subject to an Underlying Agreement dated the 12th day of February, 1997 between Miranda and John Rice of P.O. Box 20074, Reno, Nevada 89515 ("Rice") whereby Miranda acquired an undivided 50% right, title and interest in the Miranda property from Rice by staking the mining claims and making a payment to Rice of $5,000 US in cash, and issuing to Rice 70,000 common shares of Miranda Gold Corp. upon certain milestones being reached.

Prior to the year end the Company agreed to terminate its option agreement with Miranda and entered into negotiations directly with the owner of the Miranda property in order to secure directly an option on several of the claims previously held by the Company as well as acquiring several new claims. These claims are called the “Basin Claims”.

Mineral Property Option Agreement

Subsequent to the year end the Company concluded negotiations with J. Rice Development Corp. (the “Vendor”) and entered into an option to acquire an undivided 100% right, title and interest in the Basin Claims, subject to a net smelter royalty (“NSR”), for total consideration of cash payments being made over four years totaling $94,200, and the commitment to drill a minimum of six holes on the property to be made as follows:

(a)	$3,200 to be paid to the Vendor upon execution of this Agreement which amount has been paid;
(b)	the payment of $1,000 to be paid to the Vendor by August 1, 2004;
(c)	the drilling of a minimum of six reverse circulation holes on the Property by Braden by August 15, 2005 (the “Drill Program”);
(d)	the payment of $15,000 to be paid to the Vendor by March 1, 2006;
(e)	the payment of $25,000 to be paid to the Vendor by March 1, 2007;
(f)	the payment of $50,000 to be paid to the Vendor by March 1, 2008;

The Basin Claims are at the exploration stage only and there is no assurance that any of the Company’s mining claims contain a commercially viable ore body until further exploration work is done. The Company will require additional funding in order to proceed with an option to acquire an interest in the mineral claims. The Company currently does not have any arrangements for financing and can provide no assurance to investors that the Company will be able to obtain further financing.

Geological Report

Under its original option agreement with Miranda the Company obtained a geological report on the original Miranda Property claims dated February 18, 1999 prepared by John Rice, Consulting Geologist of P.O. Box 20074, Reno, Nevada 89515 (the “Geological Report”). The Geological Report summarized the exploration history of the Miranda property and the regional geology of the property which includes the Basin Claims.

Basin Claims

The Company has an option on the following Basin claims located in Nye County, Nevada. The claims have been filed by the Vendor on land administered by the U.S. Bureau of Land Management. The 10 news claims called the Basin Claims are summarized as follows:

Claim Name	Location	BLM NMC #
Secret 2	sec 36 T9N R40E	NMC858654
Secret 3	sec 36 T9N R40E	NMC858655

Secret 4	sec 36 T9N R40E	NMC858656
Secret 5	sec 36 T9N R40E	NMC858657
Secret 6	sec 36 T9N R40E	NMC858658
Secret 10	sec 36 T9N R40E	NMC858659
Secret 11	sec 36 T9N R40E	NMC858660
Secret 12	sec 36 T9N R40E	NMC858661
Secret 13	sec 35, 36 T9N R40E	NMC858662
Secret 14	sec 35 T9N R40E	NMC858663

In order to maintain the mineral claims in good standing, the Company must pay maintenance fees in lieu of completing exploration work with the Bureau of Land Management of the United States Department of the Interior. Currently, a maintenance fee of $100 per mineral claim must be paid in each year to maintain the mineral claims for an additional year. In total, the Company must pay $1,000 per year to maintain the Basin mineral claims in good standing for each year. Extension of our claims is automatic upon payment of the required maintenance fees. If the Company fails to pay the maintenance fees, then the mineral claims will lapse and we will lose all interest in these mineral claims.

History of the Property

According to the original geological report the property was originally prospected for its mercury potential over 50 years ago. Later, fluorspar was mined from the Colton Mine in the main part of the district. In the early-mid seventies, Louisiana Land and Minerals drilled 8-10 holes, presumably testing for fluorspar. These holes are vertical, large diameter (12-14 inches) conventional drill holes. Freeport Exploration (now Independence Mining) located claims in the area but chose not to pursue making a deal with the land owner that controlled claims over the main part of the property.

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

Conclusions of the Geological Report

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

The following table summarizes the costs of proceeding with the geological exploration program recommended by the Geological Report:

Phase One of Geological Exploration Program

Geological	Contractor	$9,000	Survey
Survey
	Geologist	$700	Supervision and planning
	Reporting	$500	Summary and interpretations
	Contingency	$1,000	@ 10%
	TOTAL	$11,200

Phase Two of Geological Exploration Program

Secret Basin Contractor	$50,000	Reverse circulation drilling
Geologist	$7,500	Supervision and geology
Assaying	$12,000	For each 5 ft sample road
Building	$8,000	Includes mobilization
Permitting	$1,000	With the Forest Service
Filing Fees	$3,500	Filing fees and staking additional claims
Reporting	$4,000	Summary reports
Contingency	$12,900	@ 15%: meetings, management, misc.
TOTAL	$98,900

The Company has determined in discussions with Mr. Rice not to proceed with Phase 1 of the geological exploration program which consisted of a geological survey, but to proceed to Phase II as Mr. Rice has identified several drill targets based on his review of the geological data.

Future Operations

The Company plans to proceed with geological exploration of the Basin claims. The exploration program would involve drilling six holes in order to obtain additional drill core samples. These drill core samples would be analyzed to further determine the mineralization potential of the Basin claims. The exploration program would require the construction of roads in order to provide drill access to recommended drill locations. For the Company is to proceed to drilling six holes the approximate cost would be $80,000. This includes drilling of six holes to approximately 600 feet, supervision of a geologist, assaying, road building and filing fees.

Since the Company has acquired the Basin Claims and upon review of geological data, the Company has determined to proceed with a geological exploration program. The Company will apply for drill permits for the Basin Claims. The Company needs additional funding in form of an equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund an exploration program. The Company does not have any arrangements in place for a future equity financing of the Company.

Geology of the Basin Claims

The original Geological report identified a volcanic rock formation known as the “middle volcanic sequence” as being present on the Miranda property. Quartz veins were observed within this middle volcanic sequence. Quartz veins are formations of quartz minerals present within the middle volcanic sequence. The Geological Report identified these quartz veins as having the potential to host gold and silver mineralization based on the exploration completed in 1997. Two separate quartz veins were observed on the Miranda property from observation of rock samples and drill hole samples. These two veins are known as the “North Vein” and the “South Vein”.

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

Lack of Proven Properties and Insufficient Exploration and Development Funds

At this point, all of the Company’s exploration prospects and property interests are in the exploration stage. Additional funds are necessary in order for the Company to continue its exploration programs. Certain of the Company’s planned expenditures on its properties are discretionary and may be increased or decreased based upon funds available to the Company.

Environmental Laws.

The exploration programs conducted by the Company are subject to national, state and/or local regulations regarding environmental considerations in the jurisdiction where they are located. Most operations involving exploration or production activities are subject to existing laws and regulations relating to exploration and mining procedures, reclamation, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state, and local governmental authorities data pertaining to the effect or impact that any proposed exploration or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations. However, at this time, the Company is in the exploration stage with respect to its Properties and does not anticipate preparing environmental impact statements or assessments until such time as the Company believes its properties will prove to be commercially feasible. Any surface disturbances and surface reclamations can be done under a Notice of Intent (“NOI”) which can be used when there is minimum impact.

Item 2.     DESCRIPTION OF PROPERTY

The Company has an option to acquire a 100% right, title and interest in the Basin Claims, as described in Item 1 of this Form 10-KSB under “Mineral Property Option Agreement”. In order to maintain the mineral claims in good standing, the Company must pay maintenance fees in lieu of completing exploration work with the Bureau of Land Management of the United States Department of the Interior. Currently, a maintenance fee of $100 per mineral claim must be paid in each year to maintain the mineral claims for an additional year. In total, the Company must pay $1,000 per year to maintain the Basin mineral claims in good standing for each year. Extension of our claims is automatic upon payment of the required maintenance fees. If the Company fails to pay the maintenance fees, then the mineral claims will lapse and we will lose all interest in these mineral claims.

The Company does not own or lease any property other than the Basin Claims. The Company has entered into an office administration contract dated February 17, 1999 with Senate Capital Group Inc. whereby Senate Capital has agreed to provide office administration services to the Company for a fee of $1,000 US per month.

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

PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company began trading April 28, 2000, on the OTC BB under the symbol BDNT. The following table lists the high, low, closing sales prices, and the volume of the Company’s common shares for the last eight fiscal quarters:

For the Period Ending	High	Low	Close	Volume
12/31/03	-0-	-0-	-0-	-0-
09/30/03	-0-	-0-	-0-	-0-
06/30/03	0.10	0.10	0.10	24,000
03/31/03	-0-	-0-	-0-	-0-
12/31/02	-0-	-0-	-0-	-0-
09/30/02	-0-	-0-	-0-	-0-
06/30/02	-0-	-0-	-0-	-0-
03/31/02	-0-	-0-	-0-	-0-

As of February 26, 2004 there were 35 registered shareholders of the Company’s common stock. Limited Public Market for Common Stock

There is presently a limited public market for our common stock in the over-the-counter market under the symbol "BDNT." We have not sold any of our shares without registration under the Securities Act of 1933 during this fiscal year covered by this Annual Report.

Item 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

The Company had cash on hand in the amount of $2 as of December 31, 2003. The Company will require additional funding over the next four years in order to meet its obligation to Rice to incur exploration expenditures of $94,200 by March 1, 2008.

The Company’s plan of operations is to proceed with the exploration of the Basin claims. The Company plans to make an application to the US Forest Service for a drill permit. The Company will apply for a drill permit so that it can complete its drill program as recommended in the geological report. Completion of this drilling would complete the Company’s obligation to drill a minimum of six reverse circulation drill holes on the Basin claims by August 15, 2005. The application for the drill permit will layout the location of the drill holes and the layout of the roads. The Company will incur administrative costs of approximately $3,000 associated with this filing. The permit application could take about six months.

Upon receiving the permit the Company will have to pay a bond for reclamation. This bond will be approximately $10,000 for reclamation of roads, drill sites, possible re-seeding and general clean-up. The funds submitted to secure the bond will be held until all terms and conditions of the operations obligated under the bond have been fulfilled, or until satisfactory replacement bond coverage has been accepted, at which time the bond will be refunded. If the Company is to proceed to drilling six holes the approximate cost would be $80,000. This includes drilling of six holes to approximately 600 feet, supervision of a geologist, assaying, road building and filing fees. The Company anticipates not being able to proceed with its drilling program before the fall of 2004 due to the length of time to get drilling permits. The Company’s ability to complete and the timing of the drill program will depend on the Company’s ability to achieve financing once drilling permits are obtained.

The anticipated cost of the plan of operations for the next six months is approximately $31,600. Once the drill permits have been obtained the Company will need funds of approximately $80,000 in order to complete its obligation under the mineral property option agreement.

The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund an exploration program. The Company does not have any arrangements in place for a future equity financing of the Company.

If the Company does not secure additional financing, the Company will not be able to complete an exploration program or meet its obligation to the Vendor under the Option Agreement to incur $94,200 of exploration expenditures on the Basin Claims by March 1, 2008. In the event that the Company is unable to obtain sufficient financing in this regard, it will be required to abandon the Option and lose all rights thereto. The Company may consider bringing in a joint venture partner to provide the required funding, if the Company is unable to obtain the funding by itself and does not want to abandon the Basin Claims. The Company has not undertaken any efforts to locate a joint venture partner for the Basin Claims. In addition, there is no assurance that the Company would be able to locate a joint venture partner for the Basin Claims who would assist the Company in funding the exploration program. The Company may pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

Results of Operations.

For the Year Ended December 31, 2003

The Company is in the exploration stage and had no revenues from operations in Fiscal 2003. None of its mineral properties have proven to be commercially developable and as a result, the Company has not generated any revenue from these activities. The Company capitalizes expenditures associated with the direct acquisition, evaluation and exploration of mineral properties. When an area is disproved or abandoned, the acquisition costs and related deferred expenditures are written-off.

The Company’s present mineral properties are exploration stage only. The Company has recorded cumulative write-offs of mineral properties of $137,410 for the period ending December 31, 2003.

The Company’s general and administrative expenses were $26,157 for the period ending December 31, 2003 compared to $24,464 for the period ending December 31, 2002. This is the Company’s fourth year of operations. The Company anticipates that general and administrative expenses will increase in Fiscal 2004 if the Company moves ahead with the further exploration of its mineral property.

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

The Company’s cash position at December 31, 2003 was $2.

The Company has not recorded any write-offs as of December 31, 2003.

The Company did not incur any exploration costs for the period ending December 31, 2003.

During Fiscal 2003 no option payments were made on its mineral property.

At December 31, 2003 the Company had a working capital deficit of $89,910 compared to a working capital deficit of $63,753 for the period ending December 31, 2002.

During the first half of Fiscal 2004 and the second half of Fiscal 2004, the Company will apply for drill permits in order to proceed with the exploration of the Basin Claims. The Company will need to raise approximately $125,000 in order to proceed with its plan of operations over the next year.

The balance of the Company’s cash needs through the second half of Fiscal 2004 are expected to come from an equity financing. The Company intends to raise any required additional funds by selling equity securities.

Item 7.     FINANCIAL STATEMENTS

The Financial Statements of Braden Technologies Inc., the Notes to Financial Statements and the Auditor's Report of DeMello & Company, chartered accountants, required by this Item 7 are included herewith to this Form 10-KSB.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Stated in U.S. Dollars)

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Directors of
Braden Technologies, Inc.
(An exploration stage company)

We have audited the balance sheets of Braden Technologies, Inc. (an exploration stage company) as at December 31, 2003 and 2002, and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders’ equity for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 in accordance with United States of America generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a net loss since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C.	“DeMello & Company”

February 23, 2004	Certified General Accountants

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2003	2002

ASSETS

Current
Cash	$2	$17

Mineral Property interest (Note 3)	-	-

	$2	$17

LIABILITIES

Current
Accounts payable	$89,912	$63,770

SHAREHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share

Issued and outstanding:
11,400,000 common shares	11,400	11,400

Additional paid-in capital	36,100	36,100

Deficit Accumulated During The Exploration Stage	(137,410)	(111,253)
	(89,910)	(63,753)

	$2	$17

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENTS OF LOSS AND DEFICIT
(Stated in U.S. Dollars)

			INCEPTION
			FEBRUARY 17
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Expenses
Bank charges, interest and foreign
exchange	$5,031	$537	$6,313
Mineral property acquisition payments
and exploration expenditures	-	1,179	6,151
Professional fees	3,819	5,212	49,271
Office and sundry	1,583	769	8,756
Office facilities and services	12,000	12,000	58,428
Travel and business promotion	3,724	4,767	8,491

Net Loss For The Year	26,157	24,464	$137,410

Deficit Accumulated During The
Exploration Stage, Beginning Of Year	111,253	86,789

Deficit Accumulated During The
Exploration Stage, End Of Year	$137,410	$111,253

Net Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares
Outstanding	11,400,000	11,400,000

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			INCEPTION
			FEBRUARY 17
	YEARS ENDED		1999 TO
	DECEMBER 31		DECEMBER 31
	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the year	$(26,157)	$(24,464)	$(137,410)

Adjustment To Reconcile Net Loss To Net
Cash Used By Operating Activities
Change in accounts payable	26,142	23,088	89,912
	(15)	(1,376)	(47,498)

Cash Flows From Financing Activity
Share capital issued	-	-	47,500

Increase (Decrease) In Cash	(15)	(1,376)	2

Cash, Beginning Of Year	17	1,393	-

Cash, End Of Year	$2	$17	$2

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

DECEMBER 31, 2003
(Stated in U.S. Dollars)

	COMMON STOCK
			ADDITIONAL
			PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
Shares issued for cash at
$0.01	11,000,000	$11,000	$16,500	$-	$27,500

Shares issued for cash at
$0.20	400,000	400	19,600	-	20,000

Net loss for the period	-	-	-	(42,523)	(42,523)

Balance, December 31, 1999	11,400,000	11,400	36,100	(42,523)	4,977

Net loss for the year	-	-	-	(26,397)	(26,397)

Balance, December 31, 2000	11,400,000	11,400	36,100	(68,920)	(21,420)

Net loss for the year	-	-	-	(17,869)	(17,869)

Balance, December 31, 2001	11,400,000	11,400	36,100	(86,789)	(39,289)

Net loss for the year	-	-	-	(24,464)	(24,464)

Balance, December 31, 2002	11,400,000	11,400	36,100	(111,253)	(63,753)

Net loss for the year	-	-	-	(26,157)	(26,157)

Balance, December 31, 2003	11,400,000	$11,400	$36,100	$(137,410)	$(89,910)

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $137,410 for the period from inception, February 17, 1999, to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of, and classification of, liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2003
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

DECEMBER 31, 2003
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.

MINERAL PROPERTY INTEREST

The Company entered into an option agreement, dated February 18, 1999, as amended, to acquire a 50% interest in the Secret Basin, Nevada property for the following consideration:

-     cash payment of U.S. $1,000 (paid);
-     exploration expenditures totalling U.S.$10,000 by December 31, 2003;
-     exploration expenditures totalling U.S. $250,000 by June 30, 2004.

During the year, the Company terminated its participation under the option agreement and commenced negotiations with the owner of the property to secure an option on a new group of mineral claims.

4.

SHARE CAPITAL

On February 21, 2003, the Company effected a four-for-one stock split of its common stock. All common share and per common share information in the accompanying financial statements and related notes have been restated to reflect this stock split.

5.	RELATED PARTY TRANSACTION During the year ended December 31, 2003, the Company incurred $12,000 (2002 -$12,000) for office facilities and services to a company related by common directors.

BRADEN TECHNOLOGIES, INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Stated in U.S. Dollars)

6.

SUBSEQUENT EVENT

Subsequent to December 31, 2003, the Company entered into an option agreement to acquire a 100% interest, subject to a 3% net smelter royalty, in the Basin claims located in Nye County, Nevada, for the following consideration:

	-	cash payments totalling $94,200 payable over a set timeframe through March 1, 2008;
	-	the agreement to drill a minimum of six reverse circulation holes on the claims by August 15, 2004, or make a cash payment of $10,000 in lieu of drilling.

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Peter Bell. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended December 31, 2003 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statement.

PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, their ages and term of continuous service is as follows:

Name	Position with	Served as a Director
	Registrant	or Officer Since

Peter William Bell	President, CEO
	Sec	February 17, 1999
Treasurer

Ross William Bailey	Director	February 17, 1999

Richard Douglas Wilson	Director	February 17, 1999

Mr. Peter William Bell is a director and President of the Company. Mr. Bell is a self-employed consultant and is a director of Current Technology Corporation. Mr. Bell has a Bachelor of Science Degree in Pharmacy from the University of Manitoba and a Masters in Business Administration from the University of Western Ontario. Mr. Bell practiced as a licensed pharmacist until 1968. Mr. Bell has been a director and member of a number of health care companies and professional organizations. Mr. Bell has provided a wide range of consultant services to health care companies and organizations. These consultant services included: sales management and reorganization of sales force; regional market development and marketing strategy; medical opinion surveys and market analysis; medical device product market development; business immigration program presentations; management studies in healthcare organizations; development and growth of public corporations and reverse takeovers in public companies.

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

Mr. Ross William Johnston Bailey is a director of the Company and has a Bachelors Degree in Mechanical Engineering from the University of Victoria and a Masters in Business Administration from Simon Fraser University. Mr. Bailey was employed with Ballard Power Systems as a manufacturing engineer until March, 2003. Currently, he is manager of business development at Greenlight Power Technologies for North America. Mr. Bailey was appointed to the Board of Directors of the Company on February 17, 1998.

Richard Douglas Wilson is a director of the Company. Mr. Wilson is experienced in raising capital for mineral resource companies through the public market since 1987. Mr. Wilson is a director and President of Odessa Gold Corp. (previously called International Chargold Resources Ltd.) since 1996. Odessa Gold Corp. is a company that is publicly traded on the TSX Venture Exchange. Mr. Wilson is also a director of Regent Ventures Ltd. since 1993. Regent Ventures is a company that is publicly traded on the TSX Venture Exchange. Mr. Wilson was appointed to the Board of Directors of the Company on February 17, 1998.

All of the directors are residents of Canada. All directors are elected annually by the shareholders and hold office until the next Annual Meeting of Shareholders. Each officer of the Company holds office at the pleasure of the Board of Directors. No director or officer of the Company has any family relationship with any other officer or director of the Company.

Committees

Currently, the Board of Directors has no separate audit, nominating or compensation committees and acts as such as an entire Board.

Code of Ethics

The Company has not adopted a code of ethics. The Company will pursue adopting a written code of ethics. To date, the Board of Directors have conducted the affairs of the Company consistent with the applicable laws and regulations of the United States and the states in which it does business.

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

Item 10.     EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2003, 2002 and 2001:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
Peter Bell*	President, Secretary/ Treasurer Director	2003 2002 2001	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Ross Bailey	Director	2003	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Richard Wilson	Director	2003	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

STOCK OPTION GRANTS

We did not grant any stock options to any of our officers, directors or employees during our most recent fiscal year ended December 31, 2003. We have also not granted any stock options to any of our officers, directors or employees since December 31, 2002.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

None.

OUTSTANDING STOCK OPTIONS

We do not have any stock options outstanding.

COMPENSATION AGREEMENT

The Company did not pay any remuneration to its officers or directors during the period January 1, 2003 to December 31, 2003, the date of its annual financial statements. The Company does not presently pay any compensation to any of its officers and directors. The Company may during the course of the current year decide to compensate its officers and directors for their services.

Item 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 25, 2003, the number of Common Stock and the corresponding percentage ownership of (I) each person who held of record, or was known by the Company to own beneficially, more than five percent of the Company’s Common Stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the Company believes the following persons have sole voting and investment power with respect to the number of shares set forth opposite their names. During this Fiscal year, the Board of Directors of the Company approved a four-for-one split of the company’s stock effective March 10, 2003. Each of the following shareholders were issued share certificates representing three additional shares for each share held.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Peter William Bell #105 - 3389 Capilano Road North Vancouver, B.C. V7R 4W7	2,000,000	17.54%
Ross W.J. Bailey #202 - 2136 West 1st Avenue Vancouver, BC V6K 1E8	400,000	3.51%
Richard Douglas Wilson Penthouse 8 - 1060 Alberni Street Vancouver, BC V6E 2K2	200,000	1.75%
Aileen Mary Lloyd 3996 Michener Court, North Vancouver, BC V7K 3C7	1,000,000	8.77%
Dennis Lyle Higgs (1), (2) 4520 West 5th Avenue Vancouver, BC V6R 1S7	3,460,000	30.35%
Darlene Higgs (1), (3) 4520 West 5th Avenue Vancouver, BC V6R 1S7	3,460,000	30.35%
Douglas V. Higgs (1), (4) 110 - 7180 Lindsay Road Richmond, BC V7C 3M6	3,460,000	30.35%
Darcy Allan Higgs (1), (5) 4554 West 2nd Avenue Vancouver, BC V6P 1K8	3,460,000	30.35%
Carleen Higgs (1), (6) 4520 West 5th Avenue Vancouver, BC V6R 1S7	3,460,000	30.35%
Terri-Lyn Ker (1), (7) 4924 45th Avenue Delta, BC V4K 1K3	3,460,000	30.35%
Eric Gordon Fergie 2221 Venables Street Vancouver, BC V5L 2J5	700,000	6.14%

Gordon H. Lloyd Suite 160, 12820 Clark Place Richmond, BC	1,000,000	8.77%
Directors and Officers As a Group	2,600,000	22.80%

(1) All shares indicated as beneficially owned include the following shares because of the affiliation between Dennis Higgs, Darlene Higgs, Douglas Higgs, Darcy Higgs, Carleen Higgs and Terri-Lynn Ker: (i) 800,000 shares owned by Dennis Higgs; (ii) 320,000 shares owned by Darlene Higgs; (iii) 800,000 shares owned by Douglas Higgs; (iv) 800,000 shares owned by Darcy Higgs; (v) 300,000 shares owned by Carleen Higgs and registered in the name of Santorini Investments Ltd.; and (vi) 440,000 shares owned by Terri-Lynn Kerr;

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

Item 13.     EXHIBITS, AND REPORTS ON FORM 8-K.

(a) Exhibits:

Description of Exhibit

1.0	Mineral Property Option Agreement dated February 12, 2004

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer (2)

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer (2)

32.1	Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

Financials:

The Company’s audited Financial Statements, as described below, are incorporated as Item 7 of this Form 10-KSB filing.

Independent Auditors Report of DeMello & Company dated February 23, 2004.

Consolidated Balance Sheet for the period ended December 31, 2003 and 2002.

Consolidated Statement of Loss and Deficit for the period ended December 31, 2003 and 2002

Consolidated Statement of Cash Flows for the period ended December 31, 2003 and 2002.

Notes to Consolidated Financial Statements

(b) Reports on Form 8K

No reports on Form 8K were filed during the last quarter of our fiscal year ended December 31, 2003.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2002 and 2003 for professional services rendered by the principal accountant for the audit of Braden’s annual financial statements and review of the financial statements included in this Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $1,870 and $2,629 respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRADEN TECHNOLOGIES INC.

By:	/s/ “Peter Bell”
PETER BELL, Director, President
Chief Executive Officer
Date: February 27, 2004