Form 10QSB
period 2004-03-31
LINCOLN GOLD CORP
filed 2004-05-24
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the quarterly period ended March 31, 2004

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 0-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 306, 1140 Homer Street, Vancouver, BC	V6B 2X6
(Address of principal executive offices)	(Zip Code)

604-689-1659
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,400,000 shares of Common Stock as of May 14, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐        No ☒

LINCOLN GOLD CORPORATION
(Formerly Braden Technologies Inc.)

QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.     Financial Statements

The following financial statements of Lincoln Gold Corporation (the "Company") are included with this Quarterly Report on Form 10-QSB:

1.	Consolidated Financial Statements (unaudited) for the three month period ended March 31, 2004, including:

	a.	Consolidated Balance Sheets as at March 31, 2004 and December 31, 2003;

	b.	Consolidated Statement of Loss and Deficit for the three months ended March 31, 2004 and for the period from inception (September 25, 2003) to March 31, 2004;

	c.	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and for the period from inception (September 25, 2003) to March 31, 2004;

	d.	Consolidated Statement of Stockholders' Equity for the period from inception (September 25, 2003) to March 31, 2004.

	e.	Notes to Financial Statements.

LINCOLN GOLD CORPORATION
(Formerly Braden Technologies Inc.)
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

LINCOLN GOLD CORPORATION
(Formerly Braden Technologies Inc.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2004	2003

ASSETS
Current
Cash	$185,448	$15,405

Mineral Property Interests (Note 3)	-	-

	$185,448	$15,405

LIABILITIES
Current
Accounts payable	$107,261	$15,374

Note Payable	200,000	-
	307,261	15,374

SHAREHOLDERS’ EQUITY
Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per
share

Issued and outstanding:
35,400,000 common shares at March 31, 2004 and
2,400,000 common shares at December 31, 2003	35,400	2,400

Additional paid-in capital	-	13,950

Deficit Accumulated During The Exploration Stage	(157,213)	(16,319)
	(121,813)	31

	$185,448	$15,405

LINCOLN GOLD CORPORATION
(Formerly Braden Technologies Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

		PERIOD FROM
	THREE	INCEPTION
	MONTHS	SEPTEMBER 25
	ENDED	2003 TO
	MARCH 31	MARCH 31
	2004	2004

Expenses
Interest expense	$3,347	$3,347
Professional fees	5,979	10,694
Office and sundry	339	434
Mineral property acquisition and exploration
expenditures	9,877	21,386

Net Loss For The Period	$19,542	$35,861

Basic And Diluted Loss Per Share	$0.01

Weighted Average Number Of Shares Outstanding	11,400,000

LINCOLN GOLD CORPORATION
(Formerly Braden Technologies Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

		PERIOD FROM
	THREE	INCEPTION
	MONTHS	SEPTEMBER 25
	ENDED	2003 TO
	MARCH 31	MARCH 31
	2004	2004

Cash Flows From Operating Activities
Net loss for the period	$(19,542)	$(35,861)

Adjustment To Reconcile Net Loss To Net Cash Used By
Operating Activity
Changes in accounts payable	(10,483)	4,891
	(30,025)	(27,623)

Cash Flows From Financing Activities
Share capital issued	-	16,350
Note payable	200,000	196,653
	200,000	213,003

Increase In Cash	169,975	185,380

Net Cash Acquired On Acquisition of Subsidiary	68	68

Cash, Beginning Of Period	15,405	-

Cash, End Of Period	$185,448	$185,448

LINCOLN GOLD CORPORATION
(Formerly Braden Technologies Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

MARCH 31, 2004
(Stated in U.S. Dollars)

				DEFICIT
		COMMON STOCK		ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at
$0.001	850,000	$850	$-	$-	$850
Shares issued for cash at $0.01	1,550,000	1,550	13,950	-	15,500
Net loss for the year	-	-	-	(16,319)	(16,319)

Balance, December 31, 2003	2,400,000	2,400	13,950	(16,319)	31

Adjustment to number of shares
issued and outstanding as a
result of the acquisition of
Lincoln Gold Corp.
Lincoln Gold Corp.	(2,400,000)	-	-	-	-
Lincoln Gold Corp. (formerly
Braden Technologies Inc.)	11,400,000	9,000	(9,000)	-	-
Fair value of shares issued
in connection with the
acquisition of Lincoln Gold
Corp.	24,000,000	24,000	(4,950)	(19,050)	-
Net asset deficiency of legal
parent at date of reverse
take-over transaction	-	-	-	(102,302)	(102,302)
Loss for the period	-	-	-	(19,542)	(19,542)

Balance, March 31, 2004	35,400,000	$35,400	$-	$(157,213)	$(121,813)

LINCOLN GOLD CORPORATION
(Formerly Braden Technologies Inc.)
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004
(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2. ACQUISITION OF SUBSIDIARY

Effective March 26, 2004, Braden Technologies Inc. acquired 100% of the issued and outstanding shares of Lincoln Gold Corp. by issuing 24,000,000 common shares. Since the transaction resulted in the former shareholders of Lincoln Gold Corp. owning the majority of the issued shares of Braden Technologies Inc., the transaction, which is referred to as a “reverse take-over”, has been treated for accounting purposes as an acquisition by Lincoln Gold Corp. of the net assets and liabilities of Braden Technologies Inc. Under this purchase method of accounting, the results of operations of Braden Technologies Inc. are included in these consolidated financial statements from March 26, 2004.

Braden Technologies Inc. had a net asset deficiency at the acquisition date, therefore, the 24,000,000 common shares issued on acquisition were issued at an ascribed value of $Nil with the net asset deficiency of $102,302 charged to deficit. Lincoln Gold Corp. is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

Effective March 26, 2004, Braden Technologies Inc. changed its name to Lincoln Gold Corp.

The acquisition is summarized as follows:

Current Assets	$68
Current Liabilities	(102,370)

Net Asset (Deficiency)	$(102,302)

ITEM 2.     Management's Discussion and Analysis or Plan of Operations

OVERVIEW

Lincoln Gold Corporation, formerly Braden Technologies Inc., (the "Company") is presently engaged in the exploration of mineral properties located in the State of Nevada.

The Company completed the acquisition of Lincoln Gold Corp., a Nevada corporation incorporated on September 25, 2003, effective March 26, 2004. Subsequent to this acquisition, the Company merged with Lincoln Gold Corp. in April 2004 and completed the change of its name from "Braden Technologies Inc." to "Lincoln Gold Corporation" as part of this merger process. The acquisition of Lincoln Gold Corp. was completed by the Company acquiring all of the issued and outstanding shares of Lincoln Gold Corp. from the former shareholders of Lincoln Gold Corp. On closing of the acquisition, the Company issued 24,000,000 shares of its common stock to the shareholders of Lincoln Gold Corp.

PLAN OF OPERATIONS

The Company has varying interests in several mineral properties located in Nevada represented by the following:

A.
The Company has an option to earn a 100% interest in a property known as the "Hannah Project". The option is subject to a net smelter royalty in favor of the owner and requires the Company to make cash payments totaling $210,000 over a nine year term.

B.
The Company has an option to earn a 100% interest in a property known as the "Lincoln Flat Project". The option is subject to a net smelter royalty in favor of the owner and requires the Company to make cash payments totaling $210,000 over a nine year term.

C.	The Company has staked 32 unpatented lode mining claims just east of the Simpson Park mountains within a central portion of the Battle Mountain-Eureka Trend. These claims are known as the JDS Claims.

D.
The Company has an option to acquire an undivided 100% right, title and interest in the Basin Claims, subject to a net smelter royalty ("NSR"), for total consideration of cash payments being made over four years totaling $94,200, and the commitment to drill a minimum of six holes on the property by August, 2005.

E	The Company has entered into a joint venture agreement with Miranda Gold Corp. ("Miranda") in respect of the Hercules Property located in Lyon County, Nevada.

All of the Company's projects are at the exploration stage and there is no assurance that any of its mining claims contain a commercially viable ore body. The Company plans to undertake further exploration of its properties. The Company anticipates that it will require additional financing in order to pursue exploration of these claims. The Company does not have sufficient financing to undertake full exploration of its mineral claims at present and there is no assurance that the Company will be able to obtain the necessary financing.

The Company's plan of operations for the next twelve months is to continue the exploration and development activities on the Hannah claims, the Lincoln Flat claims, the JDS claims, the Basin claims and the Hercules claims.

1.     Hannah Claims

The Company obtained a preliminary geological report on the Hannah claims from Larry McIntosh, one of the owners and optionors of the Hannah claims. A detailed exploration program consisting of a two phase work program is recommended for the Hannah claims. Prior to any other work, a minimum of 8 additional claims are recommended to be staked at Hannah, with the new claims adjoining the current group on the north. As part of Phase I, it is recommended that fifty additional soil samples be taken, both to expand and fill in the present soil sample grid and also to test for potential anomalies along the west range-front and out onto the pediment to the west. The samples should be analyzed for a multi-element suite using a near total digestion method. The prospect geology needs to be mapped in greater detail, with special emphasis on structural and lithologic controls of the known areas of mineralization. Some additional rock chip sampling is also recommended. The total estimated cost of the completion of Phase I is approximately $12,600. Pending results of the above, a modest drilling program consisting of four reverse circulation rotary holes drilled to an approximate depth of 500 feet each is suggested. The initial drilling should primarily be situated so as to test the strength, width and continuity of the main east-west shear. The overall cost of the Phase 1 and Phase II of the recommended program is estimated to be approximately $51,000.

The Company plans to complete Phase I of the recommended exploration program for an estimated $12,600 over the next twelve months. In addition, a payment of $5,000 is required in January 2005 under the option agreement for this property. The Company's determination to proceed to Phase II will be based on both the results of Phase I of the exploration program and the Company's ability to finance Phase II of the exploration program. The Company has determined to stake additional claims adjacent to the existing Hannah claims at a cost of approximately $1,500.

2.     Lincoln Flat Claims

The Company obtained a preliminary geological report on the Lincoln Flat claims from Larry McIntosh, one of the owners and optionors of the Lincoln Flat claims. A detailed Phase I exploration program is recommended for the Lincoln Flat claims consisting of a soil sampling program of approximately 50 samples taken on a grid spacing of 200 ft. X 100 ft. This could be helpful in better determining the extent of the mineralization, as well as potentially locating unexposed areas of additional mineralization. Approximately 40 rock chip, outcrop and underground samples need to be taken in conjunction with the geologic mapping. The second target at Lincoln Flat consists of finely-divided to coarse and nuggety gold occurring in brittle/ductile deformation zones cutting intrusive rocks in the eastern portion of the property. An already completed, small pilot soil sampling program in the area indicates that soil sampling could be an effective means of gaining a better knowledge of how the mineralization is distributed there. Approximately 60 samples taken over a 100 X 100 foot spacing and probably in two or more stages is suggested. Some preliminary testing should be done to determine which size fraction yields the best results. The cost of completion of this initial phase, including sampling and mapping work, is estimated to be approximately $13,300.

Following the completion and thorough analysis of this initial phase of work, it is recommended that a modest drilling program consisting of two or three drill holes in each of the target areas be considered for the Lincoln Flat project. It will probably be deemed prudent to add a few additional claims at this point, if drilling and further work still appear warranted. If the initial round of drilling is positive, a ground magnetometer survey over the entire 12 claim group may be further recommended with the objective of guiding further exploration. Any further drilling, geophysical surveys or other work would be contingent upon and based upon results of the Phase I work. The Company would determine the costs associated with Phase II only upon completion of Phase I and the analysis of the results of this initial phase of exploration.

The Company plans to complete the initial phase of the recommended exploration program for an estimated $13,300 over the next twelve months. In addition, a payment of $5,000 is required in January 2005 under the option agreement for this property. The Company's determination to proceed to Phase II will be based on both the results of Phase I of the exploration program and the Company's ability to finance phase II of the exploration program. The Company has determined to stake additional claims adjacent to the existing Lincoln Flat claims at a cost of approximately $1,500.

3.     JDS Claims

A three-stage exploration plan is recommended for the JDS property. The first phase of the recommended exploration program involves conducting initial geophysical work over the claim block. The current available gravity data is on a 1000 by 1000 meter grid. Infilling this grid on 500-meter centers would require approximately 30 new readings. Interpretation of this data as well as airborne magnetic data (commercially available) by a qualified geophysicist is recommended to refine the location of structural intersections. The second phase of the recommended exploration program involves a soil gas survey over the entire claim block. A soil gas sniffer is available that produces real time results. Utilizing a GPS unit and a gas sniffer, the property should be grid sampled. Grid spacing should be determined based on field trials. If anomalous readings are present, a 100 by 100 foot grid would be warranted. This data would again be useful in tracing structures and identifying buried mineralization. The third phase of the recommended exploration program would involve drilling test structural and geochemical targets. An initial drill hole could be drilled vertically to verify gravel thickness and bedrock stratigraphy. If bedrock is within reasonable depths (~500ft) and consist of altered lower-plate carbonate rocks, additional drilling would be warranted. Additional drill holes should be angled in order to best test structures. If gold were detected in drill samples, additional geophysical surveys and extensive drilling would be planned.

The Company plans to complete the initial phase of the recommended exploration program for an estimated $20,000 over the next twelve months. The Company's determination to proceed to additional phases of exploration will be based on both the results of the initial phase of the exploration program and the Company's ability to finance additional exploration program.

4.     Basin Claims

The Company plans to make an application to the US Forest Service for a drill permit. The Company has commenced work on the application to apply for a drill permit so that it can complete its drill program as recommended in the geological report. Completion of this drilling would complete the Company's obligation to drill a minimum of six reverse circulation drill holes on the Basin claims by August 15, 2005. The application for the drill permit will lay out the location of the drill holes and the layout of the roads. The Company will incur administrative costs of approximately $3,000 associated with this filing. The permit application is anticipated to take about six months.

5.     Hercules Prospect

The Company entered into a joint venture agreement for the Hercules Prospect (the "Hercules Joint Venture Agreement") dated April 18, 2004 between the Company and Miranda U.S.A. Inc.

and Miranda Gold Corp. Under the Hercules Joint Venture Agreement, the Company has the exclusive right to acquire a 60% interest in the Hercules Prospect subject to certain cash payments and exploration expenditures to be made as follows:

a)	Upon signing of the agreement, payment in the amount of $10,000;

b)	By September 8, 2004 payment in the amount of $14,000 and expenditures in the amount of $75,000, or 3600 feet of reverse circulation drilling;

c)	By September 8, 2005 payment in the amount of $16,500 and expenditures in the amount of $150,000;

d)	By September 8, 2006 payment in the amount of $26,500 and expenditures in the amount of $150,000;

e)	By September 8, 2007 payment in the amount of $39,000; and expenditures in the amount of $200,000 until commencement of commercial production; and

f)	By September 8, 2008 and every year thereafter $3,000.

The Company has determined to proceed with a drilling program on the Hercules Prospect in the summer of 2004. The drilling program will be comprised of three or four holes drilled to approximately 900 feet to 1200 feet. The target of the drilling will be mineralized veins at depth. Total drilling will be approximately 3600 feet. The estimated cost of the drilling program is $130,000. Drilling is planned to commence during the last week of July 2004 and should be complete by the end of summer 2004. The Company will evaluate the results of this initial drilling program before proceeding with additional drilling on the Hercules Prospect. If additional drilling is warranted based on the results of the initial drilling program, then the Company anticipates proceeding with a further drilling program by the summer of 2005 at an estimate cost of $150,000. No determination to proceed with further exploration of the Hercules Prospect will be made until the initial drilling program has been completed and the results of this initial drilling program evaluated. The timing and projected cost of any further exploration program on the Hercules Prospect will be dependent upon the recommendations arising from the evaluation of the results of the initial drilling program and the Company's ability to finance this further exploration. There is no assurance that this initial drilling program will yield favourable results. Even if results are favourable and additional exploration is warranted, there is no assurance that a commercially exploitable mineral deposit exists on the Hercules Prospect.

The Company anticipates that it will incur the following expenses over the next twelve months:

1.	$19,100 in connection with exploration activities on the Hannah claims;

2.	$19,800 in connection with exploration activities on the Lincoln Flat claims;

3.	$20,000 in connection with exploration activities on the JDS claims;

4.	$3,000 in connection with exploration activities on the Basin Claims;

5.	$130,000 in connection with exploration activities on the Hercules Prospect;

6.	$50,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934.

Accordingly, the Company will require a minimum of approximately $241,900 to proceed with its plan of operations over the next twelve months. The Company had cash in the amount of $185,448 and a working capital deficit in the amount of $121,813 as of March 31, 2004. Subsequent to March 31, 2004, the Company completed a private placement financing to raise proceeds of $350,000. The proceeds of this financing will be applied to the Company's exploration programs. The Company anticipates that it will be able to pursue its plan of operations for the next twelve months without additional financing. However, the Company anticipates that it will require additional financing in order to pursue its exploration programs beyond the preliminary exploration programs for its mineral properties that are outlined above, including completing a second phase of drilling on the Hercules prospect. The Company plans to complete private placement sales of its common stock in order to raise the funds necessary to pursue its plan of operations and to fund its working capital deficit. The Company currently does not have any arrangements in place for the completion of any private placement financings and there is no assurance that the Company will be successful in completing any private placement financings.

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

Effective March 26, 2004, the Company acquired 100% of the issued and outstanding shares of Lincoln Gold Corp., a Nevada corporation by issuing 24,000,000 shares of its common stock. Since the transaction resulted in the former shareholders of Lincoln Gold Corp. owning the majority of the issued shares of the Company, the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Lincoln Gold Corp. of the net assets and liabilities of the Company Under this purchase method of accounting, the results of operations of Braden Technologies Inc. are included in these consolidated financial statements from March 26, 2004.

OPERATING RESULTS

Operating results reflect the period of operations for the three months ended March 31, 2004. As Lincoln Gold Corp. was incorporated on September 25, 2003, there are no comparative operating results for the three months ended March 31, 2003.

Results of Operations for the three month period ended March 31, 2004

The Company is in the exploration stage and has had no revenue from operations. None of the Company's mineral properties have proven to be commercially developable and the Company does not produce or any sell any mineral products.

The Company incurred operating expenses in the amount of $19,542 for the three month period ending March 31, 2004. Operating expenses were comprised primarily of professional fees in the amount of $5,979 and exploration expenditures in the amount of $9,877. Exploration expenditures in the amount of $9,877 for the three month period ended March 31, 2004 were comprised mainly of filing fees in respect of the JDS claims. The Company anticipates that exploration expenditures will increase in fiscal 2004 as the Company moves ahead with the further exploration of its mineral properties or acquires additional mineral properties, as outlined in the Plan of Operations. Professional fees during the three months ended March 31, 2004 were incurred in connection with our corporate organization. The Company anticipates that professional fees will increase due to the costs of compliance by the Company with its reporting obligations under the Securities Exchange Act of 1934.

The Company incurred a loss in the amount of $19,542 for the three month period ending March 31, 2004. The Company's losses were attributable entirely to its operating expenses. The Company anticipates its losses will increase as its operating expenses increase.

Liquidity and Capital Resources

The Company's cash position at March 31, 2004 was $185,448 compared to $15,405 as of December 31, 2003. The Company had a working capital deficit of $121,813 as of March 31, 2004 compared to working capital of $31 as of December 31, 2003.

The Company will require a minimum of approximately $231,900 to proceed with its plan of operations over the next twelve months. Subsequent to March 31, 2004, the Company completed a private placement financing to raise proceeds of $350,000. The proceeds of this financing will be applied to the Company's exploration programs. The Company anticipates that is will be able to pursue its plan of operations for the next twelve months without additional financing. However, the Company anticipates that it will require additional financing in order to pursue its exploration programs beyond the preliminary exploration programs for its mineral properties that are outlined above, including completing a second phase of drilling on the Hercules prospect. The Company plans to complete private placement sales of its common stock in order to raise the funds necessary to pursue its plan of operations and to fund its working capital deficit. The Company currently does not have any arrangements in place for the completion of any private placement financings and there is no assurance that the Company will be successful in completing any private placement financings.

The Company arranged for a $200,000 convertible note during the first three months ended March 31, 2004. This convertible note is convertible into shares of the Company's common stock at a price of $0.04 per share. If the convertible note was converted, the Company would be obligated to issue an additional 5,000,000 shares of its common stock. The note accrues interest at the rate of 10% per annum. The principal is repayable on January 28, 2006 and interest is payable annually.

Subsequent to the quarter ended March 31, 2004, the Company completed an equity financing in the amount of $350,000. The Company will issued 700,000 common shares at a price of $0.50 per share. The Company will use these funds for general, corporate and administrative purposes as well as the further exploration on several of its Nevada projects.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended, March 31, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.     Legal Proceedings

The Company is not party to any legal proceedings.

Item 2.     Changes in Securities

The Company issued the following securities without registration pursuant to the Securities Act of 1933 (the "1933 Act") during the three months ended March 31, 2004:

1.
The Company completed the acquisition of Lincoln Gold Corp. on March 26, 2004. The Company acquired all of the issued and outstanding shares of Lincoln Gold Corp. from the former shareholders of Lincoln Gold Corp. on closing of the acquisition. The Company issued 24,000,000 shares of the Company's common stock to the shareholders of Lincoln Gold Corp. in exchange for an aggregate of 2,400,000 shares of common stock of Lincoln Gold Corp. Of the shares issued, 5,000,000 shares were issued to four investors who are "accredited investors", as defined in Rule 501 or Regulation D, pursuant to Rule 506 of Regulation D. The balance of the 19,000,000 shares were issued to eight shareholders who are "non-U.S persons", as defined in Regulation S, pursuant to Rule 903 of Regulation S. All securities issued were issued as "restricted securities" and all certificates representing the shares issued will be endorsed with a legend confirming that transfer is restricted unless pursuant to a registration statement under the 1933 Act or pursuant to an exemption from the registration requirements of the 1933 Act.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to the Company's security holders for a vote during the first quarter of its fiscal year ending March 31, 2004.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.

(2)	Previously filed as an exhibit to the Company's Current Report on Form 8-K filed on March 16, 2004.

(3)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K.

A Form 8-K dated March 15, 2004 was filed by the Company with the SEC on March 16, 2004 in order to disclose that the Company had entered into share purchase agreements for the acquisition by the Company of all the issued and outstanding shares of Lincoln Gold Corp.

A Form 8-K dated March 26, 2004 was filed with the SEC on April 12, 2004 disclosing the completion of the acquisition of Lincoln Gold Corp., a Nevada corporation effective March 26, 2004. The Company filed with the SEC an amendment to the Form 8-K dated March 26, 2004 on May 7, 2004 which included the audited financial statements of Lincoln Gold Corp. along with unaudited pro-forma financial statements showing the effect of the acquisition of Lincoln Gold Corp. by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORP.

By:	/s/ Paul Saxton

Paul Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: May 21, 2004