Form 10QSB
period 2004-06-30
LINCOLN GOLD CORP
filed 2004-08-06
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the quarterly period ended June 30, 2004

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

604-689-1659
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 36,100,000 shares of Common Stock as of August 4, 2004

Transitional Small Business Disclosure Format (check one):   Yes ☐       No ☒

LINCOLN GOLD CORPORATION
(Formerly Braden Technologies Inc.)

QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.     Financial Statements

The following financial statements of Lincoln Gold Corporation (the "Company") are included with this Quarterly Report on Form 10-QSB:

1.	Consolidated Financial Statements (unaudited) for the three month period ended June 30, 2004, including:

	a.	Consolidated Balance Sheets as at June 30, 2004 and December 31, 2003;

	b.	Consolidated Statement of Loss and Deficit for the three months ended June 30, 2004 and for the six month period ended June 30, 2004;

	c.	Consolidated Statements of Cash Flows for the six months ended June 30, 2004;

	d.	Consolidated Statement of Stockholders' Equity for the period ended June 30, 2004;

	e.	Notes to Financial Statements.

LINCOLN GOLD CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

LINCOLN GOLD CORP.
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2004	2003

ASSETS

Current
Cash	$215,198	$15,405
Mineral Property Interests (Note 3)	-	-

	$215,198	$15,405

LIABILITIES

Current
Accounts payable	$100,894	$15,374

Note Payable	200,000	-
	300,894	15,374
SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common shares, par value $0.001 per share

Issued and outstanding:
36,100,000 common shares at June 30, 2004 and 2,400,000
common shares at December 31, 2003	36,100	2,400

Additional paid-in capital	349,300	13,950

Deficit Accumulated During The Exploration Stage	(471,096)	(16,319)
	(85,696)	31

	$215,198	$15,405

LINCOLN GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
	SIX	THREE	INCEPTION
	MONTHS	MONTHS	SEPTEMBER 25
	EDNED	ENDED	2003 TO
	JUNE 30	JUNE 30	JUNE 30
	2004	2004	2004

Expenses
Interest and bank charges	$9,004	$5,657	$9,004
Investor relations	256,775	256,775	256,775
Foreign exchange (gain)	(663)	(663)	(663)
Office and sundry	816	477	911
Management fees	1,000	1,000	1,000
Filing and transfer fees	1,344	1,344	1,344
Travel	1,214	1,214	1,214
Mineral property acquisition and
exploration expenditures	38,145	28,268	49,654
Professional fees	25,790	19,811	30,505

Net Loss For The Period	$333,425	$313,883	$349,744

Basic And Diluted Loss Per Share	$0.01	$0.01

Weighted Average Number Of Shares Outstanding	23,516,667	35,633,333

LINCOLN GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

		PERIOD FROM
	SIX	INCEPTION
	MONTHS	SEPTEMBER 25
	ENDED	2003 TO
	JUNE 30	JUNE 30
	2004	2004

Cash Flows From Operating Activities
Net loss for the period	$(333,425)	$(35,861)

Adjustment To Reconcile Net Loss To Net Cash Used By
Operating Activity
Changes in accounts payable	(16,850)	4,891
	(350,275)	(27,623)

Cash Flows From Financing Activities
Share capital issued	350,000	16,350
Note payable	200,000	196,653
	550,000	213,003

Increase In Cash	199,725	185,380

Net Cash Acquired On Acquisition of Subsidiary	68	68

Cash, Beginning Of Period	15,405	-

Cash, End Of Period	$215,198	$185,448

LINCOLN GOLD CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

JUNE 30, 2004
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at
$0.001	850,000	$850	$-	$-	$850
Shares issued for cash at $0.01	1,550,000	1,550	13,950	-	15,500
Net loss for the year	-	-	-	(16,319)	(16,319)

Balance, December 31, 2003	2,400,000	2,400	13,950	(16,319)	31

Adjustment to number of shares
issued and outstanding as a
result of the acquisition of
Lincoln Gold Corp.
Lincoln Gold Corp.	(2,400,000)	-	-	-	-
Lincoln Gold Corp. (formerly
Braden Technologies Inc.)	11,400,000	9,000	(9,000)	-	-
Fair value of shares issued
in connection with the
acquisition of Lincoln Gold
Corp.	24,000,000	24,000	(4,950)	(19,050)	-
Net asset deficiency of legal
parent at date of reverse
take-over transaction	-	-	-	(102,302)	(102,302)
Share issued for cash at
$0.50	700,000	700	349,300	-	350,000
Loss for the period	-	-	-	(333,425)	(333,425)

Balance, June 30, 2004	36,100,000	$36,100	$349,300	$(471,096)	$(85,696)

LINCOLN GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

2.	ACQUISITION OF LINCOLN GOLD CORP.

Effective March 26, 2004, Braden Technologies Inc. acquired 100% of the issued and outstanding shares of Lincoln Gold Corp. by issuing 24,000,000 common shares. Since the transaction resulted in the former shareholders of Lincoln Gold Corp. owning the majority of the issued shares of Braden Technologies Inc., the transaction, which is referred to as a "reverse take-over", has been treated for accounting purposes as an acquisition by Lincoln Gold Corp. of the net assets and liabilities of Braden Technologies Inc. Under this purchase method of accounting, the results of operations of Braden Technologies Inc. are included in these consolidated financial statements from March 26, 2004.

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

On April 16, 2004, the Company and its subsidiary merged to form Lincoln Gold Corporation.

LINCOLN GOLD CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTERESTS

During the quarter ended June 30, 2004, the Company entered into a joint venture agreement under which it can earn up to a 70% interest in the Hercules mineral project. To earn its interest the Company will pay $10,000 (paid) and complete a work program on the property of $75,000 or 3600 feet of drilling by September 18, 2004. The Company is also committed to incur minimum work commitments of $150,000 in each of 2005 and 2006 and $200,000 in 2007.

4.	SUBSEQUENT EVENT

Subsequent to June 30, 2004, the Company entered into a mining property lease agreement for a term of 20 years. The Company is committed to pay advance royalties of $30,000 in each of the first two years, $40,000 in the third year, escalating to $80,000 per year plus a cost of living increase in year ten.

The agreement is subject to a Net Smelter Return royalty ranging from 3% to 5%.

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

C.	The Company has staked 77 unpatented lode mining claims just east of the Simpson Park mountains within a central portion of the Battle Mountain-Eureka Trend. These claims are known as the JDS Claims.

D.
The Company has an option to acquire an undivided 100% right, title and interest in the Basin Claims, subject to a net smelter royalty ("NSR"), for total consideration of cash payments being made over four years totaling $94,200, and the commitment to drill a minimum of six holes on the property by August, 2005.

E.	The Company has entered into a joint venture agreement with Miranda Gold Corp. ("Miranda") in respect of the Hercules Property located in Lyon County, Nevada.

F.	The Company has entered into a 20 year agreement to lease the Bison project in Buffalo Valley located in Pershing, Lander and Humboldt counties, Nevada.

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

1.     Hannah Claims

The Company obtained a preliminary geological report on the Hannah claims from Larry McIntosh, one of the owners and optionors of the Hannah claims. A detailed exploration program consisting of a two phase work program is recommended for the Hannah claims. During this quarter an additional 15 new claims have been staked to cover prospective ground. The claims are oriented in an east-west direction and are contiguous with the western and northern boundaries of the existing claim block. The Company now has a total of 23 unpatented lode claims.

The Phase I exploration program consisting of a soil sampling program, rock-chip sampling and mapping program was undertaken. Approximately 30 soil samples and 17 rock-chip samples were taken. These were taken to test for potential anomalies along the west range-front and out onto the pediment to the west.

Limited geologic mapping this summer has identified a west-northwest-trending brittle/ductile shear zone with significant gold coinciding with a distinct, quartz-sericite schist horizon. Disseminated and fracture-controlled oxidized sulfides, quartz, tourmaline, ankerite, and chlorite occur throughout the horizon. Work to date suggests that the zone extends for about 3000 ft and may be 100 to 200 ft in width. The western end of the shear zone is covered by pediment gravel and lacustrine sediments; the eastern end is covered by Tertiary basalt. The existing claim block covers the entire shear zone exposure and projection at this time. Future geologic work is planned to focus on the Hannah Project. This is because Hannah offers a developing geologic target that can reach the drilling stage in the short term.

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

A payment of $5,000 is required in January 2005 under the option agreement for this property. The Company's determination to proceed to Phase II will be based on both the results of Phase I of the exploration program and the Company's ability to finance Phase II of the exploration program. As the Company has staked additional claims at Hannah, the BLM and County filing fees due by September 2, 2004 will cost $4,351.50

2.     Lincoln Flat Claims

During this quarter an additional 15 new claims have been staked to cover prospective ground. The Company now has a total of 27 unpatented lode claims.

The Company obtained a preliminary geological report on the Lincoln Flat claims from Larry McIntosh, one of the owners and optionors of the Lincoln Flat claims. The Phase I exploration program consisting of a soil sampling program and a rock-chip sampling program was undertaken. Approximately 44 soil samples and 16 rock-chip samples were taken. This could be helpful in better determining the extent of the mineralization, as well as potentially locating unexposed areas of additional mineralization.

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

The Company plans to complete the initial phase of the recommended exploration program for an estimated $13,300 over the next twelve months. In addition, a payment of $5,000 is required in January 2005 under the option agreement for this property. The Company's determination to proceed to Phase II will be based on both the results of Phase I of the exploration program and the Company's ability to finance phase II of the exploration program. As the Company has staked additional claims at Hannah, the BLM and County filing fees due by September 2, 2004 will cost $4,993.50.

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

During July, 45 new "LGC" lode claims were added to the southern boundary of Lincoln's existing 32 unpatented JDS lode claims. The JDS property now consists of 77 claims. The new

LGC claims cover the remaining portion of a gravity high. The new claims are oriented in an east-west direction and share common corners with the JDS claims.

The JDS property consists of 77 claims and lies both south and east of Placer Dome's Red Hill Project area. The property lies in the prolific Cortez or Battle Mountain – Eureka gold belt, approximately 10 miles east of the Cortez Joint Venture's ET Blue Project. The JDS claims were staked in alluvial cover over gravity highs. Interpretation of the gravity data suggests that bedrock at the site is relatively shallow. Several prominent structural features are also expressed in the gravity data. The JDS claims are adjacent to the JD window that exposes lower plate carbonate rocks that are favorable hosts for Carlin-type deposits.

As the Company has staked additional claims at JDS the BLM and County filing fees due by September 2, 2004 will cost $14,338.50.

4.     Basin Claims

The Company plans to make an application to the US Forest Service for a drill permit. The Company has commenced work on the application to apply for a drill permit so that it can complete its drill program as recommended in the geological report. Completion of this drilling would complete the Company's obligation to drill a minimum of six reverse circulation drill holes on the Basin claims by August 15, 2005. The application for the drill permit will lay out the location of the drill holes and the layout of the roads. The Company will incur administrative costs of approximately $3,000 associated with this filing. The permit application is anticipated to take about six months. By September, 2004 the Company must pay BLM fees in the amount of $1,250 to keep the Basin claims in good standing.

5.     Hercules Prospect

The Company entered into a joint venture agreement for the Hercules Prospect (the "Hercules Joint Venture Agreement") dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp. Under the Hercules Joint Venture Agreement, the Company has the exclusive right to acquire an undivided interest in the Hercules Prospect subject to certain cash payments and exploration expenditures to be made as follows:

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

The Company has commenced a drilling program on the Hercules Prospect. The drilling program will be comprised of three or four holes drilled to approximately 900 feet to 1200 feet. The target of the drilling will be mineralized veins at depth. Total drilling will be approximately 3600 feet. The estimated cost of the drilling program is $130,000. Drilling is planned to commence during the first week of August 2004 and should be complete by the end of summer 2004. The Company will evaluate the results of this initial drilling program before proceeding with additional drilling on the Hercules Prospect. If additional drilling is warranted based on the results of the initial drilling program, then the Company anticipates proceeding with a further drilling program by the summer of 2005 at an estimate cost of $150,000. No determination to proceed with further exploration of the Hercules Prospect will be made until the initial drilling program has been completed and the results of this initial drilling program evaluated. The timing and projected cost of any further exploration program on the Hercules Prospect will be dependent upon the recommendations arising from the evaluation of the results of the initial drilling program and the Company's ability to finance this further exploration. There is no assurance that this initial drilling program will yield favourable results. Even if results are favourable and additional exploration is warranted, there is no assurance that a commercially exploitable mineral deposit exists on the Hercules Prospect.

The Company is obligated to pay the BLM and County filing fees due by September 2, 2004 in the amount of $6,741.00.

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

Accordingly, the Company will require a minimum of approximately $241,900 to proceed with its plan of operations over the next twelve months. The Company had cash in the amount of $215,198 and a working capital deficit in the amount of $85,696 as of June 30, 2004. During this quarter the Company completed a private placement financing for gross proceeds of $350,000. The proceeds of this financing will be applied to the Company's exploration programs. The Company anticipates that it will be able to pursue its plan of operations for the next twelve months without additional financing. However, the Company anticipates that it will require additional financing in order to pursue its exploration programs beyond the preliminary exploration programs for its mineral properties that are outlined above, including completing a second phase of drilling on the Hercules prospect. The Company plans to complete private placement sales of its common stock in order to raise the funds necessary to pursue its plan of operations and to fund its working capital deficit. The Company currently does not have any arrangements in place for the completion of any private placement financings and there is no assurance that the Company will be successful in completing any private placement financings.

6.     Bison Project

The Bison Project is located in the northern part of the Buffalo Valley in the Battle Mountain District. The project consists of 268 unpatented lode claims covering 5.360 acres. There are two types of gold deposits that occur in the Battle Mountain District; skarn-hosted and distal-disseminated deposits of silver/gold. Each of these types includes several variants, all of which could be present on the property. Several companies have explored for gold on various parts of the property over the last 20 years, including Chevron, Battle Mountain/Santa Fe, Cameco, Uranerz, Hemlo, and Kemess.

In general the northern and eastern parts of the property are underlain by Devonian to Permian siliciclastic, carbonate and metavolcanic rocks. An overlapping assemblage of rocks are made up of conglomerates and sandstones. These can be intruded by felsic stocks and dikes of Jurassic, Cretaceous and Tertiary ages. Sandstone, conglomerate, limestone and dolomite underlie the western half of the Buffalo Valley. This rocks are overlain by alluvium in the middle of the Buffalo Valley. Flows, tuffs and gravels lies unconformably on the older rocks. Much of the Property is covered by valley fill, but altered rocks occur in outcrop and shallow outcrop in various areas of the property.

Lincoln has signed an option to acquire 100% of the property for payments totalling $10,000 the first year and rising to $80,000 by the 10th year plus a sliding scale royalty that can be bought down to 3%. There is no yearly work commitment.

BLM and County fees are due by September 2, 2004 and are estimated to be approximately $43.014.00.

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

Results of Operations for the three month period ended June 30,2004

The Company is in the exploration stage and has had no revenue from operations. None of the Company's mineral properties have proven to be commercially developable and the Company does not produce or any sell any mineral products.

The Company incurred operating expenses in the amount of $333,425 for the three month period ending June 30, 2004. Operating expenses were comprised primarily of investor relations, professional fees and exploration expenditures. Exploration expenditures in the amount of $38,145 for the three month period ended June 30, 2004 were comprised mainly of filing fees in respect of the JDS claims. The Company anticipates that exploration expenditures will increase in fiscal 2004 as the Company moves ahead with the further exploration of its mineral properties or acquires additional mineral properties. Professional fees in the amount of $25,790 were incurred during the three months ended June 30, 2004. The Company conducted an investor awareness program in the amount of $250,000 during this quarter so that the public was aware of the new projects the Company acquired in the Battle Mountain-Eureka gold trend. The Company anticipates that professional fees will increase due to the costs of compliance by the Company with its reporting obligations under the Securities Exchange Act of 1934.

The Company incurred a loss in the amount of $333,425 for the three month period ending March 31, 2004. The Company's losses were attributable entirely to its operating expenses. The Company anticipates its losses will increase as its operating expenses increase.

Liquidity and Capital Resources

The Company's cash position at June 30, 2004 was $215,198 compared to $185,448 as of March 31, 2004. The Company had a working capital deficit of $85,696 as of June 30, 2004 compared to working capital of $121,813 as of March 31, 2003.

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

During this quarter the Company completed an equity financing in the amount of $350,000. The Company issued 700,000 common shares at a price of $0.50 per share. The Company will use these funds for general, corporate and administrative purposes as well as the further exploration on several of its Nevada projects.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended, June 30, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to the Company's security holders for a vote during the second quarter of its fiscal year ending December 31, 2004.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

10.5	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 9, 2004 (1)

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

LINCOLN GOLD CORP.

By:	"Paul Saxton"
Paul Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: August 4, 2004