Form 10QSB
period 2004-09-30
LINCOLN GOLD CORP
filed 2004-11-18
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the quarterly period ended September 30, 2004

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

604-689-1659
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 36,100,000 shares of Common Stock as of November 15, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐      No ☒

LINCOLN GOLD CORPORATION
(Formerly Braden Technologies Inc.)

QUARTERLY REPORT ON FORM 10-QSB

PART I

ITEM 1.     Financial Statements

The following financial statements of Lincoln Gold Corporation (the "Company") are included with this Quarterly Report on Form 10-QSB:

1.	Consolidated Financial Statements (unaudited) for the three and nine month period ended September 30, 2004, including:

	a.	Consolidated Balance Sheets as at September 30, 2004 and December 31, 2003;

	b.	Consolidated Statement of Loss and Deficit for the three months ended September 30, 2004 and for the nine month period ended September 30, 2004;

	c.	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004;

	d.	Consolidated Statement of Stockholders' Equity for the period ended September 30, 2004;

	e.	Notes to Financial Statements.

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)

BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER	DECEMBER
	30	31
	2004	2003
ASSETS

Current
Cash	$8,861	$15,405

Mineral Property Interests (Note 3)	-	-

	$8,861	$15,405

LIABILITIES
Current
	$117,687	$15,374
Accounts payable

Note Payable	200,000	-
	317,687	15,374

SHAREHOLDERS' EQUITY (DEFICIENCY)

Share Capital

Authorized:
100,000,000 common shares, par value $0.001 per share

Issued and outstanding:

36,100,000 common shares at September 30, 2004 and	36,100	2,400
2,400,000 common shares at December 31, 2003

Additional paid-in capital	349,300	13,950

Deficit Accumulated During The Exploration Stage	(694,226)	(16,319)
	(308,826)	31

	$8,861	$15,405

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENT OF LOSS AND DEFICIT
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					SEPTEMBER 25
	THREE MONTHS ENDED		NINE MONTHS ENDED		2003 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003	2004

Expenses
Interest and bank
charges	$5,900	$-	$14,904	$-	$14,904
Investor relations	11,280	-	268,055	-	268,055
Foreign exchange
(gain)	1,861	-	1,198	-	1,198
Office and sundry	5,005	-	5,821	-	5,916
Management fees	1,500	-	2,500	-	2,500
Filing and transfer
fees	505	-	1,849	-	1,849
Travel	5,143	-	6,357	-	6,357
Mineral property
acquisition and
exploration	185,037		223,182		234,69
expenditures		-		-
Professional fees	6,899	-	32,689	-	37,404

Net Loss For The	$223,130	$-	$556,555	$-	$572,874
Period

Basic And Diluted Loss
Per Share	$(0.01)	$-	$(0.02)	$-

Weighted Average
Number Of Shares
Outstanding	36,100,000	2,400,000	28,194,160	2,400,000

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			SEPTEMBER 25
	NINE MONTHS ENDED		2003 TO
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(556,555)	$-	$(572,874)

Adjustment To Reconcile Net Loss To Net
Cash Used By Operating Activity
Changes in accounts payable	(57)	-	15,317
	(556,612)	-	(557,557)

Cash Flows From Financing Activities
Share capital issued	350,000	-	366,350
Note payable	200,000	-	200,000
	550,000	-	566,350

Increase (Decrease) In Cash	(6,612)	-	8,793

Net Cash Acquired On Acquisition of
Subsidiary	68	-	68

Cash, Beginning Of Period	15,405	-	-

Cash, End Of Period	$8,861	$-	$8,861

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Shares issued for cash at
$0.001	850,000	$850	$-	$-	$850
Shares issued for cash at $0.01	1,550,000	1,550	13,950	-	15,500
Net loss for the year	-	-	-	(16,319)	(16,319)

Balance, December 31, 2003	2,400,000	2,400	13,950	(16,319)	31

Adjustment to number of shares
issued and outstanding as a
result of the acquisition of
Lincoln Gold Corp.
Lincoln Gold Corp.	(2,400,000)	-	-	-	-
Lincoln Gold Corp. (formerly
Braden Technologies Inc.)	11,400,000	9,000	(9,000)	-	-
Fair value of shares issued
in connection with the
acquisition of Lincoln Gold
Corp.	24,000,000	24,000	(4,950)	(19,050)	-
Net asset deficiency of legal
parent at date of reverse
take-over transaction	-	-	-	(102,302)	(102,302)
Share issued for cash at $0.50	700,000	700	349,300	-	350,000
Loss for the period	-	-	-	(556,555)	(556,555)

Balance, September 30, 2004	36,100,000	$36,100	$349,300	$(694,226)	$(308,826)

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

On April 16, 2004, the Company and its subsidiary merged to form Lincoln Gold Corporation.

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Stated in U.S. Dollars)

3.	MINERAL PROPERTY INTERESTS

a)
During the quarter ended June 30, 2004, the Company entered into a joint venture agreement under which it can earn up to a 70% interest in the Hercules mineral project. To earn its interest, the Company will pay $10,000 (paid) and complete a work program on the property of $75,000 (paid) or 3,600 feet of drilling by September 18, 2004. The Company is also committed to incur minimum work commitments of $150,000 in each of 2005 and 2006, and $200,000 in 2007.

Subsequent to the quarter ended September 30, 2004, the Company has abandoned its interest in the joint venture agreement for the Hercules mineral project.

b)
During the quarter ended September 30, 2004, the Company entered into a mining property lease agreement for a term of 20 years. The Company is committed to pay advance royalties of $30,000 in each of the first two years, $40,000 in the third year, escalating to $80,000 per year plus a cost of living increase in year ten.

The agreement is subject to a Net Smelter Return royalty ranging from 3% to 5%.

c)
During the quarter ended September 30, 2004, the Company entered into a mining property lease agreement for a term of 7 years. The Company is committed to pay advance royalties totaling $1,500,000 over a seven year period, and complete a work program on the property of $50,000 in the first year, and $100,000 every year thereafter.

The agreement is subject to a Net Smelter Return royalty of 2%.

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

PLAN OF OPERATIONS

The Company has varying interests in several mineral properties located in Nevada represented by the following:

A.	The Company has entered into a 20 year agreement to lease the Buffalo Valley project located in Pershing, Lander and Humboldt counties, Nevada.

B.	The Company has staked 77 unpatented lode mining claims just east of the Simpson Park mountains within a central portion of the Battle Mountain-Eureka Trend. This property is known as the JDS project.

C.
The Company has an option to earn a 100% interest in a property known as "Hannah". The option is subject to a net smelter royalty in favor of the owner and requires the Company to make cash payments totaling $210,000 over a nine year term.

D.
The Company has an option to earn a 100% interest in a property known as "Lincoln Flat". The option is subject to a net smelter royalty in favor of the owner and requires the Company to make cash payments totaling $210,000 over a nine year term.

E.	The Company has an option to earn a 100% of the Jenny Hill property comprising 89 lode claims by making escalating payments totaling $1,500,000 US over a period of seven years.

F.
The Company has an option to acquire an undivided 100% right, title and interest in the Basin property, subject to a net smelter royalty ("NSR"), for total consideration of cash payments being made over four years totaling $94,200, and the commitment to drill a minimum of six holes on the property by August, 2005.

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

The Company's plan of operations for the next twelve months is to continue the exploration and development activities on the Buffalo Valley, the JDS, the Hannah, the Lincoln Flat and the Jenny Hill properties.

1. Buffalo Valley: This property is located in the northern portion of the Battle Mountain-Eureka Trend. Lincoln controls 100% of a large property position consisting of 7 ½ alternating sections (square miles) with excellent potential for concealed Carlin-type gold deposits and gold skarn under shallow pediment gravels. The project consists of 268 unpatented lode claims covering 5,360 acres. Several companies have explored for gold on various parts of the property over the last 20 years, including Chevron, Battle Mountain/Santa Fe, Cameco, Uranerz, Hemlo, and Kemess.

In general the northern and eastern parts of the property are underlain by Devonian to Permian siliciclastic, carbonate and metavolcanic rocks. An overlapping assemblage of rocks are made up of conglomerates and sandstones. These can be intruded by felsic stocks and dikes of Jurassic, Cretaceous and Tertiary ages. Sandstone, conglomerate, limestone and dolomite underlie the western half of the Buffalo Valley. These rocks are overlain by alluvium in the middle of the Buffalo Valley. Flows, tuffs and gravels lies unconformably on the older rocks. Much of the Property is covered by valley fill, but altered rocks occur in outcrop and shallow outcrop in various areas of the property.

Past geophysical surveys on Lincoln's Buffalo Valley property indicate a swarm of north-trending structures that align with active gold mines to the north-northeast. New gold discoveries are lying in distinct alignments that project into the Buffalo Valley property. Lincoln presently has three high-priority targets on the Buffalo Valley "axial fault." The property is a target-rich environment in which Lincoln is aggressively pursuing discovery by identifying additional targets.

The Company plans exploration work on this property including conducting a mercury survey and identifying potential drill targets. An exploration program of approximately $100,000 to $200,000 is planned. The Company's determination to proceed to this phase will be based on the Company's ability to finance the exploration program.

Lincoln has signed an option to acquire 100% of the property for payments totalling $10,000 the first year and rising to $80,000 by the 10th year plus a sliding scale royalty that can be bought down to 3%. The Company has paid $10,000 on signing and must pay $20,000 on the first and second anniversary. There is no yearly work commitment.

BLM and County fees in the amount of $43,014.00 that were due by September 2, 2004, have been paid.

2. JDS: Lincoln controls 100% of 77 lode claims that lie in one of the world's most active gold exploration areas – the Cortez Trend – which lies within the southern portion of the Battle Mountain-Eureka Trend. It is here that the Cortez Joint Venture (Placer/Rio Tinto) recently announced discovery of Cortez Hills and the Pediment with combined resources of 9 MM ozs gold (Carlin-type). Lincoln's JDS property is located approximately 18 miles to the southeast of these new discoveries in highly prospective geological terrain. Interpretation of JDS gravity data indicate a shallow target of favorable bedrock that is believed to be Devonian "lower plate" carbonate rocks with conspicuous intersecting faults. This geologic setting is the preferred environment for discovery in the Cortez Trend. Placer Dome is actively exploring the adjoining Red Hill property to the west and adjacent ground to the north.

The Company plans further exploration of the JDS over the next twelve months. Lincoln plans to conduct a mercury soil gas survey to detect any pathfinder mercury leakage above concealed gold deposits. The mercury survey technique has proven effective in the Cortez Trend. The Company plans on further defining drill targets with the intent of drilling the project at an estimated cost of $100,000 to $200,000. The Company's determination to proceed to this additional phase of exploration will be based on both the results of the initial phase of the exploration program and the Company's ability to finance additional exploration programs.

BLM and County filing fees in the amount of $14,338.50 that were due by September 2, 2004, have been paid.

3. Hannah: The Hannah property is located 55 miles east of Reno, Nevada where Lincoln controls 100% of 23 lode claims. The Company has completed geologic mapping and sampling and have identified a brittle-ductile shear zone comprised of highly oxidized, gold-bearing quartz-sericite schist. This west-northwest trending zone extends for at least 2600 ft and may be greater than 100 ft wide. The western end of the shear zone is covered by lacustrine sedimentary strata and the eastern end by basalt. An old exploration trench at the western terminus contained 12 ft grading 0.21 opt Au + 20 opt Ag. The shear zone has never been drilled. Lincoln plans to further define the target prior to possibly drilling this project.

The Company's plan of operations is to complete further geologic mapping, expand the soil sampling grid and identify drill targets. Upon further defining of the drill targets, the Company plans on drilling this project. This phase of the exploration program would be approximately $200,000. A payment of $5,000 is required in January, 2005 under the option agreement for this property. The Company's determination to proceed to this additional phase of exploration will be based the Company's ability to finance additional exploration programs.

Lincoln Gold has acquired an option to earn a 100% interest in the Hannah property pursuant to an agreement dated December 24, 2003. The option is subject to a net smelter royalty in favor of the owner and requires Lincoln Gold to make cash payments totaling $210,000 over a nine year term.

BLM and County filing fees in the amount of $4,351.50 that were due by September 2, 2004, have been paid.

4. Lincoln Flat: The Lincoln Flat property is located within the Walker Lane at the southern end of the Singatze Range, approximately 8 miles northwest of the copper mining town of Yerington. Lincoln controls 100% of 27 lode claims that cover two immediate gold targets in altered Jurassic granitic terrain. The Company has completed a Phase 1 exploration program consisting of a soil and rock-chip sampling program The first target is a gold-bearing hematite breccia that is exposed at the surface and cut by an exploration adit that was driven in the 1930's. Assay values up to 14.7 gpt Au have been received from breccia material which commonly contains multi-gram gold values. Surface exposure of the breccia zone is up to 70 ft in width and many hundreds of feet in length. The second target is a nearby area of anomalous gold mineralization (>0.5 gpt Au; high value 2.1 gpt Au) that is 2500 ft in length and 400 to 800 ft in width. Lincoln believes that the area may be a porphyry gold system.

The Company's plan of operations is to do further geologic mapping, expand the soil sampling grid and identify drill targets prior to drilling this project. This phase of the exploration program would cost approximately $200,000. A payment of $5,000 is required in January, 2005 under the option agreement for this property. The Company's determination to proceed to this additional phase of exploration will be based the Company's ability to finance additional exploration programs.

Lincoln Gold has acquired an option to earn a 100% interest in the Lincoln Flat property pursuant to an agreement dated December 24, 2003. The option is subject to a net smelter royalty in favor of the owner and requires Lincoln Gold to make cash payments totaling $210,000 over a nine year term.

BLM and County filing fees in the amount of $4,993.50 that were due by September 2, 2004, have been paid.

5. Jenny Hill: The Jenny Hill property is located 18 miles west of Gabbs, Nevada at the southern end of the Monte Cristo Range. The property lies on the eastern margin of the northwest-trending Walker Lane between the Paradise Peak and Rawhide mines. Two styles of gold mineralization are present at Jenny Hill: 1) Distal disseminated gold in Triassic siltstone (Carlin-type) and 2) Gold skarn associated with Cretaceous dike swarms in Triassic siltstone and limestone. Rock-chip sampling (300+ samples) has returned anomalous and ore-grade gold values at the surface. A partial ground magnetic survey on the claim block indicates major concealed structures that may localize gold mineralization. The property has never been drilled.

The Company plans to complete a program of geologic mapping and soil sampling, interpret data and identify drill targets, and expand the ground magnetic survey to cover the entire claim block. The Company plans on spending approximately $200,000 on this project. The Company's determination to proceed to this additional phase of exploration will be based on the Company's ability to finance additional exploration programs.

The terms of the Letter Agreement allows for Lincoln to acquire 100% of the Jenny Hill property comprising 89 lode claims by making escalating payments totaling $1,500,000 US over a period of seven years. The project is subject to a 2% net smelter return royalty and Lincoln will retain the right of first refusal concerning any eventual sale of the royalty. An initial payment of US$7,000 has been made by Lincoln upon signing of the Letter Agreement and a further US$13,000 is due upon the signing of the formal agreement. Work commitments include a minimum of $50,000 in the first year and $100,000 US minimum per year thereafter.

6. Hercules: Lincoln also announces that it has terminated its joint venture of the Hercules gold-silver property in Lyon County, Nevada. Lincoln completed a three-hole drill program and determined that the property does not meet its criteria for further work at this time.

7. Secret Basin: The Company has not performed any exploration work on this property. BLM fees in the amount of $1,250 that were due September, 2004 have been paid.

The Company currently has minimum working capital. The Company will require additional financing in order to proceed with the exploration of its mineral properties. The Company plans to complete private placement sales of its common stock in order to raise the funds necessary to pursue its plan of operations and to fund its working capital deficit.

The Company anticipates that it will incur the following expenses over the next twelve months:

1.	$100,000 in connection with exploration activities on the Buffalo Valley project;
2.	$100,000 in connection with exploration activities on the JDS claims;
3.	$200,000 in connection with exploration activities on the Hannah claims;
4.	$150,000 in connection with exploration activities on the Lincoln Flat claims;
5.	$200,000 in connection with exploration activities on the Jenny Hill project
6.	$3,000 in connection with exploration activities on the Basin Claims;

7.	$50,000 for operating expenses, including professional legal and accounting expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934.

Accordingly, the Company will require a minimum of approximately $850,000 to proceed with its plan of operations over the next twelve months. The Company had cash in the amount of $8,861 and a working capital deficit in the amount of $308,826 as of September 30, 2004. The Company anticipates that it will require additional financing in order to pursue its exploration programs beyond the preliminary exploration programs for its mineral properties that are outlined above, including drilling the Hannah and Lincoln Flat properties. The Company plans to complete private placement sales of its common stock in order to raise the funds necessary to pursue its plan of operations and to fund its working capital deficit. The Company currently does not have any arrangements in place for the completion of any private placement financings and there is no assurance that the Company will be successful in completing any private placement financings. If we are not successful in completing a financing through the sale of our common stock then we will not be able to proceed with our plan of operations. If we complete a partial financing then we will scale down the exploration work on all our projects.

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

Results of Operations for the three month period ended September 30, 2004

The Company is in the exploration stage and has had no revenue from operations. None of the Company's mineral properties have proven to be commercially developable and the Company does not produce or any sell any mineral products.

The Company incurred operating expenses in the amount of $223,130 for the three month period ending September 30, 2004. Operating expenses were comprised primarily of exploration expenditures in the amount of $185,037. The Company completed its drill program on the Hercules property. The Company anticipates that exploration expenditures will increase in fiscal 2004 as the Company moves ahead with the further exploration of its mineral properties or acquires additional mineral properties. Professional fees in the amount of $6,899 were incurred during the three months ended September 30, 2004. Investor relations expenditures in the amount of $11,280 were incurred during this quarter which mainly consisted of participating in a gold show as well as corporate literature and website maintenance. The Company anticipates that professional fees will increase due to the costs of compliance by the Company with its reporting obligations under the Securities Exchange Act of 1934.

The Company incurred a loss in the amount of $223,130 for the three month period ending September 30, 2004. The Company's losses were attributable entirely to its operating expenses. The Company anticipates its losses will increase as its operating expenses increase.

Liquidity and Capital Resources

The Company's cash position at September 30, 2004 was $8,861 compared to $15,405 as of December 31, 2003. The Company had a working capital deficit of $308,826 as of September 30, 2004 compared to working capital of $31 as of December 31,2003.

The Company will require additional financing in order to proceed with the exploration of its mineral properties. The Company plans to complete private placement sales of its common stock in order to raise the funds necessary to pursue its plan of operations and to fund its working capital deficit. The Company currently does not have any arrangements in place for the completion of any private placement financings and there is no assurance that the Company will be successful in completing any private placement financings.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.     Changes in Securities

During the last quarter the Company completed an equity financing in the amount of $350,000. The Company issued 700,000 common shares at a price of $0.50 per share upon closing of this private placement. There was no finder's fee payable in regards to this private placement.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to the Company's security holders for a vote during the third quarter of its fiscal year ending September 30, 2004.

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
10.5	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 9, 2004 (1)
10.6	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Form 10QSB originally filed August 6, 2004.

(2)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORP.

By:	"Paul Saxton"
Paul Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: November 18 , 2004