Form 10KSB
period 2004-12-31
LINCOLN GOLD CORP
filed 2005-04-18
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2004

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 0-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer in its charter)

Nevada	88-0419475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 306, 1140 Homer Street
Vancouver, British Columbia, Canada	V6B 2X6
(Address of principal executive offices)	(Zip Code)

(604) 689-1659
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $21,942,340 as of April 13, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 41,558,000 shares of common stock as of March 28, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

1 of 48

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

FORWARD-LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

CORPORATE ORGANIZATION

Incorporation

We were incorporated under the laws of the State of Nevada as Braden Technologies, Inc. on February 17, 1999. We have been engaged in the acquisition, exploration and development of mineral properties since our inception.

Share Split

We completed a four-for-one split of our common stock effective March 10, 2004. As a result of this stock-split, our authorized capital increased from 25,000,000 shares to 100,000,000 shares of common stock. Concurrent with our stock split, the number of our issued and outstanding shares increased from 2,850,000 shares to 11,400,000 shares.

Acquisition of Lincoln Gold

We completed the acquisition of Lincoln Gold Corp., (“Lincoln Gold”) a Nevada corporation effective March 26, 2004. This acquisition was completed by our acquisition of all of the issued and outstanding shares of Lincoln Gold from the former shareholders of Lincoln Gold. On closing of the acquisition, we issued 24,000,000 shares of our common stock to the shareholders of Lincoln Gold. As a result of this issuance, the number of our issued and outstanding shares increased from 11,400,000 shares to 35,400,000 shares, of which approximately 67.80% was owned by the former shareholders of Lincoln Gold upon the completion of the acquisition.

2 of 48

Merger with Lincoln Gold

Subsequent to our acquisition of Lincoln Gold, we merged with Lincoln Gold in a parent/ subsidiary merger in April 2004 under Chapter 92A of the Nevada Revised Statutes. We completed the change of our name from “Braden Technologies Inc.” to “Lincoln Gold Corporation” as part of this merger process.

INTRODUCTION

We are engaged in the acquisition and exploration of mineral properties in the State of Nevada. Our plan of operations for the next twelve months is to conduct exploration of our mineral properties in the State of Nevada.

We are an exploration stage company. All of our projects are at the exploration stage and there is no assurance that any of our mining claims contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

There is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

MINERAL PROPERTIES AND PLAN OF OPERATIONS

We hold interests in five groups of mineral properties in Nevada, as described below:

Name of Property	Location
Buffalo Valley Property	Humboldt, Lander & Pershing Counties, Nevada
Hannah Property	Churchill County, Nevada
JDS Property	Eureka County, Nevada
Jenny Hill Property	Mineral & NYE Counties, Nevada
Lincoln Flat Property	Lyon & Douglas Counties, Nevada

Our plan of operations is to carry out exploration of our mineral properties. Our specific exploration plan for each of our mineral properties, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, is presented in Item 2 of this Annual Report on Form 10-KSB under the heading “Description of Properties.” All of our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization.

Our exploration programs will be directed by our management and will be supervised by Mr. Jeff Wilson, our vice-president of exploration. We will engage contractors to carry out our exploration programs under Mr. Wilson’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according the specific exploration program on each property. Our budgets for our exploration programs are set forth in Item 2 of this Annual Report on Form 10-KSB under the heading “Description of Properties.” We plan to solicit bids from drilling companies

3 of 48

prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for reverse-circulation drilling.

We plan to complete our exploration programs within the periods specified in Item 2 of this Annual Report on Form 10-KSB under the heading “Description of Properties.” Key factors that could delay completion of our exploration programs beyond the projected timeframes include the following.

(a)	Poor availability of drill rigs due to high demand in Nevada;
(b)	Delays caused by permitting and bonding with the US Bureau of Land Management with respect to drilling programs;
(c)	Our inability to identify a joint venture partner and conclude a joint venture agreement where we anticipate a joint venture will be required due to the high costs of a drilling program;
(d)	Adverse weather, including heavy snow; and
(e)	Our inability to obtain sufficient funding.

Key factors that could cause our exploration costs to be greater than anticipated include the following:

(a)	adverse drilling conditions, including caving ground, lost circulation, the presence of artesian water, stuck drill steel and adverse weather precluding drill site access;
(b)	increased costs for contract geologists and geochemical sampling crews due to increased in demand in Nevada; and
(c)	increased drill rig and crew rental costs due to high demand in Nevada.

Our board of directors will make determinations as whether to proceed with the additional exploration of our Nevada mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the preliminary exploration are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed with more advanced exploration.

We may consider entering into joint venture arrangements on several of our mineral properties, as noted in Item 2 – Description of Properties, to provide the required funding to pursue drilling and advanced exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner. The assignment of the interest would be conditional upon contribution by the joint venture partner of capital to enable the advanced exploration on the mineral properties to proceed. We have not undertaken any efforts to locate a joint venture partner for our mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. We plan to renew all of our mineral claims by making the required filings with the Bureau of Land Management by September 1, 2005. All exploration activities on our mineral claims are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of gold, then we would attempt to complete feasibility studies on our property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of gold mineralization.

If we determine not to proceed with further exploration of any of our mineral claims due to results from geological exploration that indicate that further exploration is not recommended or due to our lack of financing, we will attempt to acquire additional interests in new mineral resource properties. Due to our limited finances, there is no assurance that we would be able to acquire an interest in a new property that

4 of 48

merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

PRIOR EXPLORATION ACTIVITIES

Basin Mineral Claims

We entered into a mineral property option agreement dated February 18, 1999 with Miranda Gold Corp. ("Miranda") to acquire a 50% interest in certain mineral claims situated in the State of Nevada. During fiscal 2003, we agreed to terminate the option agreement with Miranda and entered into negotiations directly with the owner of the Miranda property in order to secure directly an option on several of the claims previously held by the Company as well as acquiring several new claims. We entered into an option agreement dated February 12, 2004 with J. Rice Development Corp. (“Rice Development”) whereby we acquired an option to acquire an undivided 100% right, title and interest in certain mineral claims in Nevada known as the Basin Claims. The option agreement requires that we make option payments to Rice Development over four years totaling $94,200 and drill a minimum of six holes on the property by August 15, 2005.

We have determined not to proceed with the drill program on the Basin Claims, as required to be completed by August 15, 2005, based on our determination to prioritize exploration of our other Nevada mineral properties. Accordingly, we anticipate that our interest in the Basin Claims will lapse effective August 15, 2005. We have not provided further disclosure regarding the Basin Claims as our interest in the Basin Claims is not significant to our business or our plan of operations.

Hercules Prospect

We entered into a joint venture agreement for the Hercules Prospect (the “Hercules Joint Venture Agreement”) dated April 18, 2004 with Miranda U.S.A. Inc. and Miranda Gold Corp. Under the Hercules Joint Venture Agreement, we obtained the exclusive right to acquire a 60% interest in the Hercules Prospect subject to certain cash payments and exploration expenditures to be made as follows:

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

We determined to proceed with a drilling program on the Hercules Prospect in the summer of 2004. We completed the drilling of three holes with an aggregate total of 2800 feet drilled. Adverse drilling conditions precluded the drilling of a fourth hole. Prospective portions of each drill hole were sampled and assayed at an ISO 9002 and ISO 9001:2000 certified laboratory in Reno, Nevada. We reviewed the results of the drill program in September 2004 and determined that the results did meet warrant further exploration work based on our criteria. As a result, we terminated the joint venture agreement Miranda U.S.A. Inc. and Miranda Gold Corp. in September 2004.

COMPETITION

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the

5 of 48

mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

GOVERNMENT REGULATIONS

We will be required to obtain work permits from the United States Bureau of Land Management (“BLM”) for any exploration work that results in a physical disturbance to the land. We will not be required to obtain a work permit for any phase of our proposed mineral exploration programs that does not involve any physical disturbance to the mineral claims, such as data compilation, field work and geochemical surveys. We will be required to obtain work permits for all drilling operations that we plan to conduct on our mineral properties. Prior to commencing drilling operations on any of our properties, we must submit a “Notice of Intent to Operate” to the BLM and post a bond as security for our obligation to complete reclamation activities. We will be required by the Bureau of Land Management to undertake remediation work on any work that results in physical disturbance to the mineral claims, including drilling programs. We estimate that the cost of remediation work for our drilling programs will be approximately $25,000 for each drilling program. The estimated amount of remediation work is included within our budgets for our exploration programs. The actual amount of reclamation cost will vary according to the degree of physical disturbance.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not spent any amounts on research and development activities since our inception. Our expenditures on our exploration programs are summarized under Item 6 of this Annual Report on Form 10-KSB.

EMPLOYEES

We have two employees, namely Paul Saxton, our chief executive officer and chief financial officer, and Jeffrey Wilson, our vice-president of exploration. We carry out our exploration programs through contracts with third parties, including geologists, engineers, drilling companies.

SUBSIDIARIES

We do not have any subsidiaries.

6 of 48

ITEM 2. DESCRIPTION OF PROPERTIES.

We maintain our head office located at Suite 306 – 1140 Homer Street, Vancouver, B.C., V6B 2X6.

Our operations office is located at 325 Tahoe Drive, Carson City, Nevada, 89703. Our operations office is located in the home of Mr. Jeff Wilson, our vice-president of exploration.

Our current five groups of mineral properties located in the State of Nevada are described below:

BUFFALO VALLEY PROPERTY

1. Location and Access

The Buffalo Valley property is located in north-central Nevada, approximately 25 miles west of the small town of Battle Mountain, Nevada in Humboldt, Lander, and Pershing Counties. Access is good via US Interstate 80 to the north and numerous dirt and gravel ranch and mine roads. A map showing the location of and access to the Buffalo Valley property is presented below:

7 of 48

2. Ownership Interest

We have acquired a twenty year lease of the two hundred sixty-eight (268) unpatented lode claims that comprise the Buffalo Valley Property. We acquired our lease pursuant to a mining lease agreement dated July 9, 2004 between us and Nevada North Resources (U.S.A.), Inc., the underlying owner of the property (“Nevada North”). We paid to $10,000 to Nevada North upon execution of the lease agreement. We are obligated to make the following advance minimum royalty payments to Nevada North in order to maintain our leasehold interest in the Buffalo Valley Property:

Date of Payment	Amount of Advance Minimum Royalty
July 9, 2005	$20,000
July 9, 2006	$20,000
July 9, 2007	$40,000
July 9, 2008	$40,000
July 9, 2009	$50,000
July 9, 2010	$50,000
July 9, 2011	$60,000
July 9, 2012	$60,000
July 9, 2013	$70,000
July 9, 2014	$70,000
Each Subsequent Anniversary	$80,000, subject to adjustment for inflation increases with the beginning index being the index published for April 2015

We have committed to a two year option on the claims made up of the initial payment and the first year anniversary payment. Thereafter, Nevada North will be entitled to terminate if we do not make any subsequent payment. We will not be responsible or liable for advance royalty payments due subsequent to termination or expiration of the lease agreement.

In addition, we are obligated to pay to Nevada North a net smelter return (“NSR”) equal to a percentage of “Net Revenue” as defined and calculated under the lease agreement as follows:

Price of Gold	Amount of NSR, as a percentage of Net Revenue
$375 or less per ounce	3.0%
More than $375 but less than $474 per ounce	4.0%
$474 or more per ounce	5.0%

8 of 48

The initial term of the lease is twenty years from July 9, 2004, subject to our making the required payments to Nevada North. The term of the lease will remain in effect thereafter for so long as mining, processing, construction of mine facilities, development or ore reserves or exploration activities continue on the Buffalo Valley Property or adjacent properties that we own or control.

The lease agreement entitles us to carry out mineral exploration of the Buffalo Valley Property during the term of the lease. We are obligated to pay for all Bureau of Land Management and county maintenance fees required in order to maintain the claims comprising the Buffalo Valley Property during the term of the lease. We do not have any minimum work or exploration requirements under the lease.

We must pay $20,000 in lease payments to Nevada North in July 2005 and $35,866.50 for BLM and County annual claim maintenance fees by September 1, 2005. We are not obligated to complete any exploration expenditures in order to maintain our lease interest in the Buffalo Valley property.

3. History of Operations

The Buffalo Valley Property and adjacent areas have been explored over the past 10 years by Uranerz, Cameco, Nevada North, Homestake, Anglo Gold, and Newcrest. Geophysical work and some drilling were conducted by Uranerz/Cameco and Anglo Gold and perhaps others. Under Homestake’s control, exploration of the property was advanced by assimilating the large data base and defining three shear zone targets along the Buffalo Valley “axial fault.” The targets were never drilled because Barrick bought out Homestake and the property was returned to Nevada North.

The most comprehensive geological report in our possession is an exploration drilling proposal prepared for Homestake which recommended the drilling of 10 exploration holes with attending budget. The drilling program was approved by Homestake’s senior management but the holes were never drilled due to the acquisition of Homestake Mining by Barrick.

We also have obtained several CD disks containing geological and geophysical data, including important information from Anglo Gold. We are in the process of organizing and evaluating this information.

4. Present Condition of the Property and Proposed Exploration Program

The Buffalo Valley Property is in the early stage of exploration and presently contains no known gold or silver resources. There is no plant or equipment on the Buffalo Valley Property. The property consists of barren land with no improvements.

Our plan of exploration for the Buffalo Valley Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Data Compilation	Compile available data and confirm past Homestake drill targets.
Field Work	Search property for subcrops and sample where warranted.
Geochemical Survey	Conduct limited Mercury-Soil-Gas surveys in the selected areas to help confirm existing targets and possibly identify new, blind targets.

9 of 48

Description of Phase of Exploration	Description of Exploration Work Required
Joint Venture	Solicit joint venture partners.
Phase 1 Drilling	Drill the Homestake targets and new targets as warranted; minimum of ten (10) reverse –circulation exploration holes.
Data Evaluation	Evaluate results.

The anticipated timetable and estimated budget for completion for each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Data Compilation	1st - 2nd Qtr of 2005	$5,000
Field Work	2nd Qtr of 2005	$12,000
Geochemical Survey	2nd Qtr of 2005	$13,000
Form Joint Venture	2nd Qtr of 2005	$5,000
Phase 1 Drilling	3rd Qtr of 2005	$200,000
Data Evaluation	4th Qtr of 2005	$5,000

There is no assurance that we will be able to locate a joint venture partner to fund the contemplated drilling program on the Buffalo Valley property. If we are unable to enter into any joint venture arrangement, then we may determine to proceed with the drilling program if we have sufficient funding.

5. Geology

The Buffalo Valley Property lies within the northern portion of the Battle Mountain-Eureka Gold Trend in the broad, north-northeast-trending Buffalo Valley. Although much of the bedrock in Buffalo Valley is concealed by alluvium, past exploration drilling has revealed favourable stratigraphy for Carlin-type, Cove-type and skarn deposits containing gold and silver mineralization beneath valley fill. Potential host rocks above the Golconda Thrust include the Triassic Star Peak Group (Cove host) and the Carboniferous Havallah Sequence (partial Lone Tree host; Converse host). Host rocks beneath the Golconda Thrust are the Penn-Permian Antler Sequence (Lone Tree & Marigold hosts). District ore controls appear to be north-trending faults, favourable stratigraphy, and +/- 41-39 million year old intrusive rocks. Geophysical interpretations indicate that a swarm of north-trending faults are present within the claims controlled by us. Gossanous alteration and elevated pathfinder elements have been encountered on the property in past drilling.

HANNAH PROPERTY, CHURCHILL COUNTY, NEVADA

1. Location and Access

The Hannah Property is located approximately 55 miles east of Reno, Nevada in the southern portion of the Trinity Range north of Interstate 80 in Churchill County. Access is east from Reno via Interstate 80

10 of 48

and then north on gravel and dirt roads from Hot Springs Flat to the Property. A map showing the location of and access to the Hannah property is presented below:

2. Ownership Interest

The Hannah property is comprised of twenty-three (23) unpatented lode claims covering approximately 460 acres (0.72 sq. miles) in Churchill County, Nevada.

We have an option to acquire a 100% interest in the claims comprising the Hannah project, subject to a net smelter royalty, pursuant an option agreement dated December 24, 2003 between us and Larry and Susan McIntosh of Gardnerville, Nevada, as optionors. We have the option to acquire a 100% interest in the Hannah property by making aggregate payments to the optionors in the amount of $210,000. We may exercise this option at any time prior to the ten year anniversary of the effective date of the agreement, being December 24, 2013. We are obligated to make the following option payments in order to maintain our option agreement in good standing:

Date of Payment	Amount of Option Payment
December 24, 2003	$5,000 (paid)

11 of 48

January 10, 2005	$5,000 (paid)
January 10, 2006	$10,000
January 10, 2007	$15,000
January 10, 2008	$25,000
January 10, 2009	$25,000
January 10, 2010	$25,000
January 10, 2011	$25,000
January 10, 2012	$25,000
January 10, 2013	$50,000

We will be deemed to have exercised the option upon completion of the above option payments at which time we will be entitled to a 100% interest in the Hannah property, subject to the payment of a net smelter royalty to the optionors. The net smelter royalty will be calculated as 3% of net smelter returns, as defined in the option agreement, if the price of gold is less than or equal to $400 per ounce, and 4% of net smelter returns if the price of gold is greater than $400 per ounce. If we exercise the option, we will have the right to reduce the net smelter royalty by 1%, up to a maximum of 2%, upon the payment of $500,000 to the optionors for each 1% of reduction as set out in the table below:

Gold Price (US$ per ounce)	Net Smelter Royalty payable on execution of the Agreement	Net Smelter Royalty payable after first payment of $500,000	Net Smelter Royalty payable after second payment of $500,000
Less than or equal to $400	3%	2%	1%
Greater than $400	4%	3%	2%

If we complete a positive feasibility study for the development or mining of mineral products on the Hannah property and obtains all government approvals, consents, licenses and permits to construct, develop or operate a mine on the Hannah property prior to January 10, 2013, we will be obligated purchase the Hannah property prior to the commencement of mining of mineral products. In this event, the purchase price for the Hannah property shall be the sum of all unpaid option payments due to the optionors through January 10, 2013.

We have the exclusive right to conduct exploration on the Hannah property during the term of the option agreement, provided that we make the required option payments. We are obligated to make all federal and county claim maintenance fees in a timely manner to keep the claims in good standing during the term of the option agreement. In the event that we do not make any required option payment, then the optionors will be entitled to terminate the agreement and we will lose our interest in the property. However, we will not have any obligation to make further option payments in the event of termination due our inability to make any required option payment. We may surrender our interest in the property and terminate the agreement at our election upon written notice to the optionors. In this event, the optionors will retain all option payments paid pursuant to the agreement.

12 of 48

We will be required pay $3,074.50 for BLM and County annual claim maintenance fees by September 1, 2005. We are not obligated to complete any minimum exploration expenditures or other work commitment in order to maintain our option on the Hannah property.

3. History of Operations

Various old shafts, adits, and numerous small prospects are on the Hannah Property from prospecting in the early 1900’s. Cominco was active in the general area in the 1960’s and Chevron drilled three scattered holes on the claim block in the 1980’s. None of Chevron’s holes tested the Hannah gold target. Four backhoe trenches were dug by Cordex in the late 1990’s, however no follow-up work was conducted. NDT Ventures held the property in 2002 but conducted no significant work. A total of 50 soil samples and 329 rock-chip samples have been collected from the property and assayed.

4. Present Condition of the Property and Current State of Exploration

The Hannah Property is in the early stage of exploration and presently contains no known gold or silver resources. Our current state of exploration consists of geologic mapping and sampling.

There is no plant or equipment on the Hannah Property other than some scattered remnants of past prospecting. The property consists of barren land with no improvements with the exception of dirt roads.

We have no formal geologic reports on the Hannah Property. However, we do have all past soil and rock-chip sample results plus preliminary maps from geologic mapping.

Our plan of exploration for the Hannah Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Field Work	Complete geologic mapping and rock-chip sampling
Geochemical Survey	Expand and infill existing soil survey in favourable areas
Target Identification	Evaluate data and select drill targets
Phase 1 Drilling	Drill 10 reverse-circulation exploration holes
Data Evaluation	Evaluate results.

The anticipated timetable and estimated budget for completion for each stage of exploration is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of
Field Work	1st Qtr -2nd Qtr of 2005	$7,000
Geochemical Survey	1st Qtr -2nd Qtr of 2005	$8,000
Target Identification	2nd Qtr of 2005	$3,000

13 of 48

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase 1 Drilling	3rd Qtr of 2005	$150,000
Data Evaluation	4th Qtr	$5,000

5. Geology

The Hannah Property lies in “exotic” metamorphic terrain comprised of Permo-Triassic schist and granitic intrusive rocks and Tertiary lakebeds and volcanic rocks (no formation names). A highly oxidized, gold-bearing shear zone is evident on the property. Anomalous gold in soils and rock chips is present along the surface expression of the shear zone. Potential exists for an oxidized gold deposit with gold-silver mineralization present at depth. Blind gold potential may exist where the mineralized system is covered by surface gravels. The zone of prospective gold mineralization at Hannah has never been drilled.

14 of 48

JDS PROPERTY, EUREKA COUNTY, NEVADA

1. Location and Access

The JDS property is located in central Nevada, approximately 40 miles northwest of the small town of Eureka in Eureka County. The property is in Denay Valley adjacent to the northern end of the Simpson Park Mountains. Access is fair to good during good weather via the “Tonkin Road” (dirt/gravel) that traverses through the property. A map showing the location of and access to the JDS property is presented below:

2. Ownership Interest

We are the owner of the seventy-seven (77) unpatented lode claims comprising the JDS project which covers approximately 1,540 acres (2.04 sq miles). We staked and recorded the mineral claims. These mineral claims are registered in our name and are not subject to underlying lease payments or royalties. The JDS property is subject only to annual claim maintenance fees payable to the BLM and Eureka County. We must pay $12,362.50 in BLM and Eureka County annual claim maintenance fees by September 1, 2005 in order to maintain our interest in these properties.

15 of 48

3. History of Operations

There have been no previous operations of any type on the property.

4. Present Condition of the Property and Current State of Exploration

No significant exploration has been conducted on the JDS Property. The property is in early stage exploration and presently contains no known gold resources.

There is no plant or equipment on the JDS Property. The property consists of barren land with no improvements.

We have one geologic report on the JDS Property that was written by Kenneth D. Cunningham, Wyoming Professional Geologist PG-1636, and dated February 9, 2004. The report reviews the potential for Carlin-type gold deposits on the JDS Property.

Our plan of exploration for the JDS Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Field Work	Search property for subcrops and sample where warranted.
Geophysical Surveys	1) Conduct approximately 46 line miles of magnetometer survey on 300 ft line spacing to help determine bedrock and identify structures
2) Conduct gravimeter survey on 1000 ft station centers to better determine depth to bedrock and structures.
Geochemical Survey	Conduct a Mercury-Soil-Gas survey to help identify anomalies that may be associated with Carlin-type gold deposits.
Joint Venture	Solicit joint venture partners
Phase 1 Drilling	Drill a minimum of five (5) reverse-circulation exploration holes on best target(s).
Data Evaluation	Evaluate results.

The anticipated timetable and estimated budget for completion if each stage of exploration are as follows:

Stage of Exploration Completion	Anticipated Timetable for	Estimated Cost of Completion
Field Work	2nd Qtr of 2005	$7,000
Geophysical Surveys	3rd Qtr of 2005	$22,000
Geochemical Survey	3rd Qtr of 2005	$14,000
Form Joint Venture	3rd Qtr of 2005	$1,000

16 of 48

Stage of Exploration Completion	Anticipated Timetable for	Estimated Cost of Completion
Phase 1 Drilling	4th Qtr of 2005	$125,000
Data Evaluation	4th Qtr of 2005	$5,000

There is no assurance that we will be able to locate a joint venture partner to fund the contemplated drilling program on the JDS property. If we are unable to enter into any joint venture arrangement, then we may determine to proceed with the drilling program if we have sufficient funding.

5. Geology

The JDS Property lies within the Cortez Trend in the southern portion of the Battle Mountain-Eureka Mineral Belt. Although covered by valley fill, the geology of the JDS Property is believed to be an extension of favourable “lower plate” rocks of the Roberts Mountains Thrust that are known to host large Carlin-type gold deposits. Potential Devonian host rocks are exposed in the nearby Simpson Park Mountains and are believed concealed under shallow cover at JDS. Similar Devonian strata host very large gold deposits at Pipeline and Cortez to the northwest of the JDS Property. Available gravity data at JDS suggest shallow depth to bedrock and north-trending faults that converge in the northwestern portion of the claim block. The combination of favourable “lower plate” bedrock and converging faults indicate exploration potential for Carlin-type gold deposit(s).

17 of 48

JENNY HILL PROPERTY, MINERAL & NYE COUNTIES, NEVADA

1. Location and Access

The Jenny Hill Property is located in west-central Nevada approximately 16 miles due west of the small town of Gabbs in the Black Hills portion of the southern Monte Cristo Mountains. The claims are in Mineral and Nye Counties. Access to the property is via paved State Highway 361 south of Gabbs to the “Rawhide Road” (dirt) that extends westerly to the vicinity of the southern tip of the Black Hills. A map showing the location of and access to the Jenny Hill property is presented below:

2. Ownership Interest

The Jenny Hill project is comprised of ninety-seven (97) unpatented lode claims covering approximately 1,940 acres (3.03 sq miles) in Mineral and Nye Counties, Nevada. These mineral claims are held by us subject a lease with option to purchase agreement dated September 15, 2004 between us and Larry and Susan McIntosh of Gardnerville, Nevada. The Agreement is a binding letter agreement that governs pending the execution of a definitive agreement. We are presently negotiating a definitive mining lease with option to purchase agreement with the owners, as contemplated in the letter agreement.

We have the option to acquire a 100% interest in the Jenny Hill project, subject to a net smelter royalty, by making aggregate payments to the owners in the amount of $1,500,000. We may exercise this option at any time prior to the seven year anniversary of the effective date of the agreement, being September

18 of 48

28, 2011. We are obligated to make the following required advance royalty payments, each of which may be credited towards the exercise price of the option, pending the exercise of option as lease payments:

Date of Payment	Amount of Advance Royalty Payment
September 28, 2004	$7,000 (paid)
September 28, 2004	$13,000 (paid)
September 28, 2005	$25,000
September 28, 2006	$30,000
September 28, 2007	$60,000
September 28, 2008	$70,000
September 28, 2009	$80,000
September 28, 2010	$90,000
September 28, 2011	$1,125,000

We are obligated to complete exploration work on the property in the minimum amount of $50,000 by September 28, 2005 and $100,000 in each successive year of the term of the agreement. We are also obligated to make all federal and county claim maintenance fees in a timely manner to keep the claims in good standing.

We have the exclusive right to conduct exploration on the Jenny Hill property, provided that we make the required advance royalty payments and complete the required exploration expenditures. In the event that we do not make the required advance royalty payments or complete the required exploration expenditures, then the owners will be entitled to terminate the agreement and we will lose our interest in the property. However, we will not have any obligation to make further advance royalty payments or payments in lieu of exploration expenditures in the event of termination due our inability to make the required advance royalty payments or complete the required exploration expenditures. We may surrender our interest in the property and terminate the agreement at our election upon written notice to the owners. In this event, the owners will retain all payments and royalties paid pursuant to the agreement.

In the event that mineral production is commenced on the property, we will be obligated to pay to the owners a 2% net smelter return royalty. The definition of net smelter returns is to be agreed upon in the definitive agreement. We have the right of first refusal to purchase any interest in the property should the owners determine to sell any interest in the property. The owners have also granted to us an area of interest of approximately 1 mile surrounding the Jenny Hill claims. Under this right, any additional mineral claims acquired by the owners that are contiguous or within one mile of the Jenny Hill claims will be subject to our lease and option to purchase agreement.

We are presently proceeding the preparation of a final definitive agreement between ourselves and the owners which will supersede the September 28, 2005 letter agreement. We have agreed to pay 50% of attorney fees for preparation of this final agreement. We anticipate that the agreement will be completed during the second quarter of 2005.

19 of 48

We must pay $12,983 for BLM and County annual claim maintenance fees by September 1, 2005. In addition, we must pay $25,000 to the owners and complete at least $50,000 in exploration work on the Property by September 28, 2005.

3. History of Operations

There are abundant old gold workings and prospect pits on the Jenny Hill property and remnants of a small mill in the Black Hills dating back to the 1880’s. Minor gold production also came from the Black Hills by local prospectors in the 1960’s. Comaplex Minerals and NDT Ventures were independently active on the southern portion of the claim block in 2000-2004. To date, 303 soil samples and 377 rock-chip samples have been collected and analyzed yielding conspicuous gold. Comaplex Minerals completed 39.14 line miles of ground magnetometer survey (contractor Zonge Geosciences, Inc.) on the southern portion of the claim block. We acquired our interest in the Jenny Hill Property in September 2004.

4. Present Condition of the Property and Current State of Exploration

The Jenny Hill Property is in the early stage of exploration and presently contains no known gold or silver resources. Our current state of exploration consists of geologic mapping and sampling.

There is no plant or equipment on the Jenny Hill Property other than some scattered remnants of past prospecting and mining activities in the Black Hills. The property consists of barren land with no improvements.

Jenny Hill is an early-stage exploration property. There are no formal geologic reports available at this time. However, we do have copies of all past soil and rock-chip sampling data including maps and results. Most sample analyses were conducted by ALS Chemex. We also have access to the ground magnetometer survey report by Zonge Geosciences, Inc. that was conducted on behalf of Comaplex Minerals.

Our plan of exploration for the Jenny Hill Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Field Work

1) Conduct detail geologic mapping and rock-chip sampling of  the Carlin-type target at the northern end of the claim block.

2) Conduct detail geologic mapping and rock-chip sampling of  the gold-skarn target at the southern portion of the claim  block.

3) Conduct reconnaissance geologic mapping and rock-chip  sampling of the entire claim block.

Additional Claim Staking	Stake additional claims as warranted.
Geophysical Surveys

1) Expand the existing ground magnetometer survey to cover the entire claim block.

2) Conduct gravimeter survey in the northern, covered portion of  the claim block to help determine depth to bedrock in the  vicinity of the Carlin-type target.

20 of 48

Description of Phase of Exploration	Description of Exploration Work Required
Geochemical Surveys	1) Conduct a mercury soil gas survey over the northern portion of the claim block in the vicinity of the Carlin-type target. 2) Conduct in-fill soil sampling.
Target Identification	Evaluate data and select drill targets.
Phase 1 Drilling	Drill 20 reverse-circulation exploration holes.
Data Evaluation	Evaluate results.

The anticipated timetable and estimated budged for completion if each stage of exploration are as follows:

Stage of Exploration Completion	Anticipated Timetable for	Estimated Cost of Completion
Field Work	1st Qtr – 2nd Qtr of 2005	$14,000
Additional Claim Staking	2nd Qtr of 2005	$32,000
Geophysical Surveys	2nd Qtr of 2005	$27,000
Geochemical Surveys	2nd Qtr of 2005	$18,000
Target Identification	3rd Qtr of 2005	$5,000
Phase 1 Drilling	3rd Qtr - 4th Qtr of 2005	$275,000
Data Evaluation	4th Qtr of 2005	$10,000

5. Geology

The Jenny Hill Property is located along the eastern margin of the northwest-trending Walker Lane Mineral Belt. Bedrock consists of a mass of Jurassic granitic rock resting on a thrust fault, Cretaceous (?) dikes and sills, and sedimentary strata of Triassic Luning Formation. Potential for a Carlin-type gold deposit(s) is present in the altered siltstones of the Luning Formation at the northern end of the claim block. Outcrops yield a Carlin-type geochemical signature with anomalous gold. Potential for gold-bearing skarn exists on the southern portion of the claim block where Cretaceous dikes have cut and altered the Luning Formation adjacent to a large thrust sheet of Cretaceous granitic rock. Anomalous gold is present at the surface in skarn exposures. The northern and southern areas of the property appear linked by a major north-trending fault that may be related to gold mineralization. The property has never been drilled.

21 of 48

LINCOLN FLAT PROPERTY, LYON & DOUGLAS COUNTIES, NEVADA

1. Location and Access

The Lincoln Flat property is located approximately 8 miles west of the copper mining town of Yerington, Nevada in Lyon and Douglas Counties. Access is via State Highway 208 to Wellington and then northward on various paved and dirt roads to the northern end of Smith Valley. Access is also via State Highway 339 to Yerington and then westward through Weed Heights to the Property on dirt roads. A map showing the location of and access to the Lincoln Flat property is presented below:

2. Ownership Interest

The Lincoln Flat property is comprised of twenty-seven (27) unpatented lode claims covering approximately 540 acres (0.84 sq miles) in Lyon and Douglas Counties Nevada.

We have an option to acquire a 100% interest in the claims comprising the Lincoln Flat project, subject to a net smelter royalty, pursuant an option agreement dated December 24, 2003 between us and Larry and Susan McIntosh of Gardnerville, Nevada, as optionors. We have the option to acquire a 100% interest in the Lincoln Flat property by making aggregate payments to the optionors in the amount of $210,000. We may exercise this option at any time prior to the ten year anniversary of the effective date of the agreement, being December 24, 2013. We are obligated to make the following option payments in order to maintain our option agreement in good standing:

22 of 48

Date of Payment	Amount of Option Payment
December 24, 2003	$5,000 (paid)
January 10, 2005	$5,000 (paid)
January 10, 2006	$10,000
January 10, 2007	$15,000
January 10, 2008	$25,000
January 10, 2009	$25,000
January 10, 2010	$25,000
January 10, 2011	$25,000
January 10, 2012	$25,000
January 10, 2013	$50,000

We will be deemed to have exercised the option upon completion of the above option payments at which time we will be entitled to a 100% interest in the Lincoln Flat property, subject to the payment of a net smelter royalty to the optionors. The net smelter royalty will be calculated as 3% of net smelter returns, as defined in the option agreement, if the price of gold is less than or equal to $400 per ounce, and 4% of net smelter returns if the price of gold is greater than $400 per ounce. If we exercise the option, we will have the right to reduce the net smelter royalty by 1%, up to a maximum of 2%, upon the payment of $500,000 to the optionors for each 1% of reduction as set out in the table below:

Gold Price (US$ per ounce)	Net Smelter Royalty payable on execution of the Agreement	Net Smelter Royalty payable after first payment of $500,000	Net Smelter Royalty payable after second payment of $500,000
Less than or equal to $400	3%	2%	1%
Greater than $400	4%	3%	2%

If we complete a positive feasibility study for the development or mining of mineral products on the Lincoln Flat property and obtains all government approvals, consents, licenses and permits to construct, develop or operate a mine on the Lincoln Flat property prior to January 10, 2013, we will be obligated purchase the Lincoln Flat property prior to the commencement of mining of mineral products. In this event, the purchase price for the Lincoln Flat property shall be the sum of all unpaid option payments due to the optionors through January 10, 2013.

We have the exclusive right to conduct exploration on the Lincoln Flat property during the term of the option agreement, provided that we make the required option payments. We are obligated to make all federal and county claim maintenance fees in a timely manner to keep the claims in good standing during the term of the option agreement. In the event that we do not make any required option payment, then

23 of 48

the optionors will be entitled to terminate the agreement and we will lose our interest in the property. However, we will not have any obligation to make further option payments in the event of termination due our inability to make any required option payment. We may surrender our interest in the property and terminate the agreement at our election upon written notice to the optionors. In this event, the optionors will retain all option payments paid pursuant to the agreement.

We will be required pay $3,574.50 for BLM and County annual claim maintenance fees by September 1, 2005. We are not obligated to complete any minimum exploration expenditures or other work commitment in order to maintain our option on the Lincoln Flat property.

3. History of Operations

Turquoise discoveries were made in the area in the early 1900’s followed by the discovery of placer gold in the 1930’s. Many exploration adits, shafts and pits are present on the property from gold prospecting activities. Copper exploration was conducted in the general area by Anaconda, Phelps Dodge and others in the early 1950’s. Glamis Gold conducted limited exploration for gold in 1999 but shortly thereafter terminated all of their “grassroots” exploration programs. Various “junior companies” are presently conducting exploration in the area. To date, 52 soil samples and 178 rock-chip samples have been collected and assayed. No exploration drilling for gold has been conducted on the Property.

4. Present Condition of the Property and Current State of Exploration

The Lincoln Flat Property is in the early stage of exploration and presently contains no known gold or silver resources. Our current state of exploration consists of geologic mapping and sampling.

There is no plant or equipment on the Lincoln Flat Property other than some scattered remnants of past prospecting and/or small-scale production. The property consists of barren land with no improvements with the exception of dirt roads.

Lincoln Flat is an early-stage exploration property. There are no formal geologic reports available at this time. However, we do have copies of all past soil and rock-chip sampling data including maps and results.

Our plan of exploration for the Lincoln Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Field Work

1) Complete basic geologic mapping and sampling of the Property.

2) Conduct detail geologic mapping and sampling of the gold  hematite breccia target area.

3) Conduct underground geologic mapping and sampling at the gold  hematite breccia target.

Geochemical Survey	Expand and infill the existing soil survey at the fractured-controlled gold target.
Target Identification	Evaluate data and select drill targets.
Phase 1 Drilling	Drill 10 reverse-circulation exploration holes.

24 of 48

Description of Phase of Exploration	Description of Exploration Work Required
Data Evaluation	Evaluate results.

The anticipated timetable and estimated budged for completion if each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Field Work	1st Qtr – 2nd Qtr of 2005	$ 7,000
Geochemical Survey	1st Qtr – 2nd Qtr of 2005	$ 13,000
Target Identification	2nd Qtr of 2005	$ 3,000
Phase 1 Drilling	3rd Qtr – 4th Qtr of 2005	$ 150,000
Data Evaluation	4th Qtr of 2005	$ 5,000

5.	Geology

The Lincoln Flat Property is dominated by widespread Jurassic granitic rock that is intruded by a series of younger, northeast-trending Jurassic dikes. The complex dike system is concealed on the southern portion of the claim block where it is covered by Jurassic volcanic rocks. To the west, the Jurassic volcanic rocks are overlain by widespread Tertiary tuff. Two (2) gold targets are present on the property. 1) A gold-bearing hematite-breccia is present where the major dike system extends beneath the Jurassic volcanic rocks. Old underground workings produced dump material of the hematite-breccia that contains gold in the multi-gram per ton range. The hematite-breccia crops out at the surface and has never been drilled. Potential exists for open-pit mining and heap-leach processing. 2) A large, fractured-controlled gold system is present in the northeast portion of the claim block in the Jurassic granitic rocks. The zone of prospective mineralization has never been drilled.

GLOSSARY OF TECHNICAL TERMS

Term	Definition
Artesian water	Ground water under pressure
Carboniferous	Geologic Period referring to rocks 286 to 360 million years old
Carlin-type deposit
Gold deposits hosted in sedimentary rocks with disseminated gold occurring as  micron or submicron particles (invisible gold), typically with very little to no  silver. Very large deposits of this type are found in the “Carlin Trend” in north-  central Nevada.

Caving ground	A drilling term that refers to rock formations that break when penetrated by a drill and produce rock fragments that may block the borehole and/or contaminate the drill cuttings.

25 of 48

Term	Definition
Cove-type deposit
Gold-silver deposits hosted in sedimentary rocks with significant amounts of  precious metals mineralization hosted in veinlets. The Cove deposit is located  in the northern portion of the Battle Mountain-Eureka Trend.

Cretaceous	Geologic Period referring to rocks 66.4 to 144 million years old.
Devonian	Geologic Period referring to rocks 360 to 408 million years old.
Dikes and sills	Generally narrow bodies of igneous rock implaced as magma along faults across bedding (dike) or along zones parallel to bedding (sill).
Geochemical survey	A sampling program focusing on trace elements that are commonly found associated with mineral deposits. Common trace elements for gold are mercury, arsenic, and antimony.
Geologic mapping	The process of mapping geologic formations, associated rock characteristics and structural features.
Geophysical survey	The systematic measurement of electrical, gravity, seismic, magnetic, or other properties as a tool to help identify rock type(s), faults, structures and minerals.
Golconda thrust	A major, flat-lying fault that has transposed older rocks over younger rocks.
Gossanous	Refers to an iron-bearing material that typically overlies a sulfide-bearing mineralized zone. It forms by the oxidation and leaching out of sulfur and most metals leaving hydrated iron oxides.
Gravimeter survey	A survey using a sensitive instrument that can detect density differences in geologic formations.
Hematite breccia	Refers to a rock composed of angular rock fragments with conspicuous iron- oxide minerals in the matrix and fractures.
Intrusive rock	Refers to any igneous rock (e.g. granite) that was implaced as a magma.
Jurassic	Geologic Period referring to rocks 144 to 208 million years old.
Lost circulation	The loss of drilling fluids through open faults, fractures, and/or permeable rock.
Magnetometer survey	A survey using a sensitive instrument that can detect the distortion of the Earth’s magnetic field by different geologic formations.
Mercury soil gas survey	A geochemical sampling survey in which mercury vapor is sampled and measured. Mercury is typically associated with gold deposits in the Great Basin and is a “pathfinder” for finding gold deposits.

26 of 48

Term	Definition
Metamorphic rock	Pre-existing rock that has been physically changed by temperature, pressure, shearing stress, or chemical environment, generally at depth in the Earth’s crust
Pathfinder elements	Trace elements that are typically associated with gold deposits. Common pathfinder elements are mercury, arsenic and antimony.
Penn-Permian	Geologic Periods referring to rocks ranging from 245 to 320 million years old.
Permo-Triassic	Geologic Periods referring to rocks ranging from 208 to 286 million years old.
Reverse-circulation drilling	A drilling method that minimizes contamination of drill cuttings.
Roberts Mountains Thrust	A major, flat-lying fault that has transposed older rocks over younger rocks.
Rock-chip sampling	The process of chipping off rock samples from outcrops for chemical analysis.
Schist	A metamorphic rock that is highly foliated and readily splits into flakes or slabs commonly due to a high content of mica.
Skarn deposit	Mineralization formed at the flanks and in contact with intrusive rocks.
Stratigraphy	The sequence of stratified rocks.
Subcrop	Bedrock just below the surface and usually contributing weathered rock material to the surficial debris.
Tertiary	Geologic Period referring to rocks ranging in age from 1.6 to 66.4 million years old.
Thrust sheet	A block of rock underlain by a flat-lying fault that originated from compressional forces.
Triassic	Geologic Period referring to rocks 208 to 245 million years old
Tuff	Volcanic ash that has been solidified into rock.

ITEM 3.	LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to our security holders to be voted upon during our fiscal year ended December 31, 2004.

27 of 48

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol LGCP. The following table indicates the high and low bid prices of our common stock during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2004	$ 0.51	$ 0.31
September 30, 2004	$ 0.90	$ 0.42
June 30, 2004	$ 0.90	$ 0.28
March 31, 2004	$ 0.28	$ 0.21
December 31, 2004	$ 0.21	$ 0.21
September 30, 2004	$ 0.21	$ 0.21
June 30, 2004	$ 0.21	$ 0.10
March 31, 2004	$ 0.05	$ 0.05

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON SHARES

As at April 8, 2005, we had 91 registered holders of our common stock.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

28 of 48

RECENT SALES OF UNREGISTERED SECURITIES

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2004 on the following Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10-QSB for the three months ended March 31, 2004	May 24, 2004
Quarterly Report on Form 10-QSB for the nine months ended September 30, 2004	November 18, 2004
Current Report on Form 8-K	December 27, 2004
Current Report on Form 8-K	March 16, 2005

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2004 that were not reported on the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K described above.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to continue with the exploration of our Nevada mineral properties. Our planned geological exploration programs are described in detail in Item 2 of this Annual Report on Form 10-KSB entitled Description of Properties. Our planned exploration expenditures for the next twelve months on our Nevada mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

Property	Planned Exploration Program Expenditures for the Next Twelve Months:	Amount of Annual Claim Maintenance Fees due:	Amount of Property Payment due:
Buffalo Valley Property	$ 240,000	$ 35,887	$ 20,000
Hannah Property	$ 173,000	$ 3,075	$ 10,000
JDS Property	$ 174,000	$ 12,362	Nil
Jenny Hill Property	$ 381,000	$ 12,983	$ 25,000
Lincoln Flat Property	$ 178,000	$ 3,575	$ 10,000
Total:	$ 1,146,000	$ 70,772	$ 65,000

In addition to our planned exploration expenditures, we anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated

29 of 48

expenditure of $2,482,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

We had cash in the amount of $127,785 and a working capital deficit in the amount of $36,459 as of December 31, 2004. Subsequent to December 31, 2004, we completed a private placement financing for net proceeds of $905,190. Accordingly, we will require a minimum of approximately $1,800,000 to proceed with our plan of operations over the next twelve months. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

During the twelve month period following the date of this annual report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

We may consider entering into a joint venture arrangement to provide the required funding to pursue drilling and advanced exploration of our mineral claims. We have not undertaken any efforts to locate a joint venture partner for our mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

Our exploration plans will be continually evaluated and modified as exploration results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, the price of gold and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

We were incorporated as Braden Technologies Inc. Effective March 26, 2004, we acquired 100% of the issued and outstanding shares of Lincoln Gold Corp. by issuing 24,000,000 shares of our common stock. We subsequently merged with Lincoln Gold Corp. and changed our name to Lincoln Gold Corporation. Since the acquisition transaction resulted in the former shareholders of Lincoln Gold Corp. owning the majority of our issued and outstanding shares, the transaction, which is referred to as a “reverse take-over”, has been treated for accounting purposes as an acquisition by Lincoln Gold Corp. of the net assets and liabilities of Braden Technologies Inc. Under this purchase method of accounting, the results of operations of Braden Technologies Inc. are included in these consolidated financial statements from March 26, 2004. Our date of inception is the date of inception of Lincoln Gold Corp., being September 25, 2003 and our financial statements are presented with reference to the date of inception of Lincoln Gold Corp.

30 of 48

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at December 31, 2004 was $127,785 compared to $15,405 as of December 31. 2003. We had a working capital deficit of $0.31 as of December 31, 2003 compared to working capital of $36,459 as of December 31, 2004.

March 2005 Private Placement Financing

We completed a private placement financing in March 2005 for net proceeds of $905,190. The private placement financing was comprised of the issue of an aggregate of 3,158,000 units (each a “Unit”) at a price of $0.30 per Unit to an aggregate of 53 purchasers for total proceeds of $947,400. Each Unit is comprised of one share of common stock and one share purchase warrant (a “Warrant”). Each Warrant entitles the investor to purchase one additional share of common stock for a two year period at a price of $0.40 per share during the period from the date of issue to the date that is one year from the date of issue and at a price of $0.50 per share during the period from the date that is one year from the date of issue to the date that is two years from the date of issue. By execution of the subscription agreements, we have agreed to file a registration statement with the Securities and Exchange Commission in accordance with the requirements of the Securities Act of 1933 within 120 days of closing in order to register the resale by the investors of the shares and the shares issuable upon exercise of the warrants.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $2,482,000, as outlined above under the heading “Plan of Operations”. We anticipate that we will require a minimum of approximately $1,800,000 in additional financing to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing. Given our plan to scale back our operations if we do not achieve additional financing, we anticipate that our current cash and working capital will be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

Outstanding Convertible Note

We arranged for a $200,000 convertible note during the fiscal year ended December 31, 2004. This convertible note is convertible into shares of our common stock at a price of $0.04 per share. If the convertible note was converted, we would be obligated to issue an additional 5,000,000 shares of our common stock. The note accrues interest at the rate of 10% per annum. The principal is repayable on January 28, 2006 and interest is payable annually.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We will require additional financing in order to proceed with the exploration of our mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit. Issuances of additional shares will

31 of 48

result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

TABLE OF CONTRACTUAL OBLIGATIONS

Our known contractual obligations as of December 31, 2004, being the end of our last fiscal year, were as follows:

	Payment due by period
Type of Contractual Obligation	Total	Less than 1 Year	1 – 3 Years	3 - 5 Years	More than 5 Years
Long-Term Debt Obligations	$ 200,000		$200,000
Capital (Finance) Lease Obligations
Operating Lease Obligations
Purchase Obligations
Other Long-Term Liabilities Reflected on the
Company's Balance Sheet under the GAAP
of the primary financial statements
Total	$ 200,000		$200,000

CRITICAL ACCOUNTING POLICIES

Mineral Property Acquisition Payments and Exploration Costs

We are in the exploration stage and we expense all costs related to the acquisition and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of any of our exploration prospects, therefore, all costs are being expensed.

32 of 48

ITEM 7.	FINANCIAL STATEMENTS

Our audited financial statements, as set forth below, are included with this Annual Report on Form 10-KSB:

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2004 AND 2003

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON CHARTERED ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Lincoln Gold Corporation
(formerly Braden Technologies Inc.)

We have audited the accompanying balance sheets of Lincoln Gold Corporation (formerly Braden Technologies Inc.) (An Exploration Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2004, the period September 25, 2003 (Inception) to December 31, 2003 and the period September 25, 2003 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Gold Corporation as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004, the period September 25, 2003 (Inception) to December 31, 2003 and the period September 25, 2003 (Inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Amisano Hanson”
April 14, 2005	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	DECEMBER 31
	2004	2003

ASSETS

Current
Cash	$127,785	$15,405

LIABILITIES

Current
Accounts payable and accrued liabilities (Note 9)	$121,564	$15,374
Loans payable (Note 5)	50,180	-
	171,744	15,374

Note Payable (Note 6)	200,000	-
	371,744	15,374

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital (Notes 7 and 10)
Authorized:
100,000,000 common shares, par value $0.001 per share

Issued and outstanding:
38,400,000 common shares at December 31, 2004 and
2,400,000 common shares at December 31, 2003
	38,400	2,400
Share subscriptions receivable	(528,000)	-
Additional paid-in capital	2,074,663	13,950

Deficit Accumulated During The Exploration Stage	(1,829,022)	(16,319)
	(243,959)	31

	$127,785	$15,405

Nature and Continuance of Operations (Note 1)
Commitments (Notes 4, 6, 7 and 10)
Subsequent Events (Notes 4 and 10)

SEE ACCOMPANYING NOTES

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	SEPTEMBER 25	SEPTEMBER 25
	ENDED	2003 TO	2003 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 31
	2004	2003	2004

Expenses
Advertising and investor relations	282,878	-	282,878
Filing and transfer fees	3,551	-	3,551
Foreign exchange	1,675	-	1,675
Interest	$19,047	$-	$19,047
Management fees (Note 9)	4,500	-	4,500
Mineral property acquisition and
exploration expenditures (Note 9)	263,126	11,509	274,635
Office and sundry	14,978	95	15,073
Professional fees	45,490	4,715	50,205
Stock based compensation	1,037,663	-	1,037,663
Travel	18,443	-	18,443

Net Loss For The Period	$(1,691,351)	$(16,319)	$(1,707,670)

Basic And Diluted Loss Per Share	$(0.06)	$(0.01)

Weighted Average Number Of Shares
Outstanding	30,228,219	1,187,629

SEE ACCOMPANYING NOTES

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	SEPTEMBER 25	SEPTEMBER 25
	ENDED	2003 TO	2003 TO
	DECEMBER 31	DECEMBER 31	DECEMBER 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(1,691,351)	$(16,319)	$(1,707,670)

Adjustment To Reconcile Net Loss To Net
Cash Used By Operating Activities
Stock based compensation	1,037,663	-	1,037,663

Changes In Non-Cash Operating Working
Capital
Accounts payable and accrued liabilities	3,820	15,374	19,194
	(649,868)	(945)	(650,813)

Cash Flows From Financing Activities
Share capital issued	1,040,000	16,350	1,056,350
Share subscriptions receivable	(528,000)	-	(528,000)
Note payable	200,000	-	200,000
Loans payable	50,180	-	50,180
	762,180	16,350	778,530

Increase In Cash	112,312	15,405	127,717

Net Cash Acquired On Acquisition of
Subsidiary	68	-	68

Cash, Beginning Of Period	15,405	-	-

Cash, End Of Period	$127,785	$15,405	$127,785

SEE ACCOMPANYING NOTES

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					DEFICIT
	COMMON STOCK				ACCUMULATED
			SHARE	ADDITIONAL	DURING THE
			SUBSCRIPTIONS	PAID-IN	EXPLORATION
	SHARES	AMOUNT	RECEIVABLE	CAPITAL	STAGE	TOTAL

Shares issued for cash at $0.001	850,000	$850	$-	$-	$-	$850
Shares issued for cash at $0.01	1,550,000	1,550	-	13,950	-	15,500
Net loss for the year	-	-	-	-	(16,319)	(16,319)

Balance, December 31, 2003	2,400,000	2,400	-	13,950	(16,319)	31

Adjustment to number of shares issued
and outstanding as a result of the
acquisition of Lincoln Gold Corp.
Lincoln Gold Corp.	(2,400,000)	-	-	-	-	-
Lincoln Gold Corp. (formerly Braden
Technologies Inc.)	11,400,000	9,000	-	(9,000)	-	-
Fair value of shares issued in
connection with the acquisition
of Lincoln Gold Corp.	24,000,000	24,000	-	(4,950)	(19,050)	-

Net asset deficiency of legal parent at
date of reverse take-over transaction	-	-	-		(102,302)	(102,302)
				-
Shares issued for cash at $0.50	700,000	700	-	349,300	-	350,000
Shares issued for cash at $0.30	2,300,000	2,300	(528,000)	687,700	-	162,000
Stock based compensation	-	-	-	1,037,663	-	1,037,663
Net loss for the year	-	-	-	-	(1,691,351)	(1,691,351)

Balance, December 31, 2004	38,400,000	$38,400	$(528,000)	$2,074,663	$(1,829,022)	$(243,959)

SEE ACCOMPANYING NOTES

LINCOLN GOLD CORPORATION
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2004 and 2003

1.	NATURE AND CONTINUANCE OF OPERATIONS

	a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on February 17, 1999 under the name of Braden Technologies Inc. Effective March 26, 2004, the Company acquired 100% of the issued and outstanding shares of Lincoln Gold Corp., a private company incorporated in the State of Nevada, USA, on September 25, 2003. On April 6, 2004, the Company and its subsidiary, Lincoln Gold Corp., merged to form Lincoln Gold Corporation.

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

As shown in the accompanying financial statements, the Company has incurred significant losses for the period from inception to December 31, 2004, and has no established source of revenue. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes To Financial Statements
December 31, 2004 and 2003 – Page 2

2.	SIGNIFICANT ACCOUNTING POLICIES – (cont’d)

	a)	Mineral Property Acquisition Payments and Exploration Costs

The Company is in the exploration stage and expenses all costs related to the acquisition and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

	b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates and would impact future results of operations and cash flows.

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

The Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes To Financial Statements
December 31, 2004 and 2003 – Page 3

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	e)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2004 and 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	f)	Financial Instruments

The carrying values of the Company’s financial instruments, including cash, accounts payable and accrued liabilities and loans payable, approximates their fair values due to their short term maturities. The carrying value of the note payable also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant currency, interest or credit risk arising from these financial instruments.

	g)	Stock Based Compensation

The Company has adopted the expense recognition provisions of the fair value method of accounting for employee stock compensation pursuant to FAS 123. Under the fair value expense recognition provisions of FAS 123, compensation expense is recognized over the vesting period based on the fair value of stock based compensation as of the date of grant. In accordance with these provisions, the Company determines the fair value of all new stock based compensation awarded at the grant date and recognize this amount as expense over the vesting period.

	h)	Recent Accounting Pronouncements

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain embedded derivatives, and for hedging activities under Statement 133. Statement 149 is effective for contracts entered into or modified after June 30, 2003. Adopting this new standard is not expected to have a significant impact on the Company’s financial statements.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes To Financial Statements
December 31, 2004 and 2003 – Page 4

2.	SIGNIFICANT ACCOUNTING POLICIES – (cont’d)

	g)	Recent Accounting Pronouncements – (cont’d)

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires that certain financial instruments previously classified as equity in statements of financial position be classified as liabilities. The provisions in Statement 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 for public companies. Adopting this new standard is not expected to have a significant impact on the Company’s financial statements.

In November 2004, the FASB issued Statement 151, “Inventory Costs”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Statement 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted in certain circumstances. Adopting this new standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2004, FASB has also issued SFAS No. 152 and 153 but they will not have any relationship to the operations of the Company, therefore, a description of each and their respective impact on the Company’s operations have not been disclosed.

3.	ACQUISITION OF LINCOLN GOLD CORP.

Effective March 26, 2004, Braden Technologies Inc. acquired 100% of the issued and outstanding shares of Lincoln Gold Corp. by issuing 24,000,000 common shares. Since the transaction resulted in the former shareholders of Lincoln Gold Corp. owning the majority of the issued shares of Braden Technologies Inc., the transaction, which is referred to as a “reverse acquisition”, has been treated for accounting purposes as an acquisition by Lincoln Gold Corp. of the net assets and liabilities of Braden Technologies Inc. Under this purchase method of accounting, the results of operations of Braden Technologies Inc. are included in these consolidated financial statements from March 26, 2004. The comparative figures for the year ended December 31, 2003 are those of Lincoln Gold Corp.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes To Financial Statements
December 31, 2004 and 2003 – Page 5

3.	ACQUISITION OF LINCOLN GOLD CORP. – (cont’d)

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

Effective March 26, 2004, Braden Technologies Inc. changed its name to Lincoln Gold Corporation.

The acquisition is summarized as follows:

Current Assets	$68
Current Liabilities	(102,370)

Net Asset (Deficiency)	$(102,302)

4.	MINERAL PROPERTY INTERESTS

	a)	Hannah Property

The Company has entered into an option agreement dated December 24, 2003 for the acquisition of a 100% interest in twenty-three unpatented lode claims in Churchill County, Nevada. The option agreement calls for net smelter royalties of 1% to 4% upon production and has a provision for termination for non-compliance. Pursuant to the option agreement, the Company is required to make option payments totalling $210,000 as follows:

		i)	$5,000 upon signing the agreement (paid);
		ii)	$5,000 on January 10, 2005 (paid subsequent to December 31, 2004);
		iii)	$10,000 on January 10, 2006;
		iv)	$15,000 on January 10, 2007;
		v)	$25,000 on January 10th of each year from 2008 to 2012; and
		vi)	$50,000 on January 10, 2013.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes To Financial Statements
December 31, 2004 and 2003 – Page 6

4.	MINERAL PROPERTY INTERESTS – (cont’d)

	b)	Lincoln Flat Property

The Company has entered into an option agreement dated December 24, 2003 for the acquisition of a 100% interest in twelve mineral claims in Lyon and Douglas Counties, Nevada. The option agreement calls for net smelter royalties of 1% - 4% upon production and has a provision for termination for non-compliance. Pursuant to the option agreement, the Company is required to make option payments totalling $210,000 as follows:

		i)	$5,000 upon signing the agreement (paid);
		ii)	$5,000 on January 10, 2005 (paid subsequent to December 31, 2004);
		iii)	$10,000 on January 10, 2006;
		iv)	$15,000 on January 10, 2007;
		v)	$25,000 on January 10th of each year from 2008 to 2012; and
		vi)	$50,000 on January 10, 2013.

	c)	JDS Property

The Company acquired, by staking, a 100% interest in seventy-seven mineral claims in Eureka County, Nevada.

	d)	Basin Property

The Company has entered into an option agreement dated February 12, 2004 for the acquisition of a 100% interest in ten mineral claims in Nye County, Nevada. The option agreement calls for net smelter royalties upon production and has a provision for termination for non-compliance. Pursuant to the option agreement, the Company is required to make option payments totalling $94,200 as follows:

		i)	$3,200 upon signing the agreement (paid);
		ii)	$1,000 by August 1, 2004 (paid);
		iii)	$15,000 by March 1, 2006;
		iv)	$25,000 by March 1, 2007;
		v)	$50,000 by March 1, 2008.

In addition, the Company has agreed to drill a minimum of six reverse circulation holes on the claims by August 15, 2005, or make a cash payment of $10,000.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes To Financial Statements
December 31, 2004 and 2003 – Page 7

4.	MINERAL PROPERTY INTERESTS – (cont’d)

	e)	Hercules Property

By Letter Agreement dated April 18, 2004, the Company entered into a joint venture agreement under which it could earn up to a 60% interest in the Hercules mineral project. To earn its interest, the Company would pay $10,000 (paid) and complete a work program on the property of $75,000, or 3,600 feet of drilling by September 18, 2004. The Company would also be committed to incur minimum work commitments of $150,000 in each of 2005 and 2006, and $200,000 in 2007.

After completing an initial work program, the Company elected to abandon its interest in the joint venture agreement.

	f)	Buffalo Valley Property

By Letter Agreement dated July 9, 2004, the Company entered into a mining property lease agreement for a term of 20 years. The Company paid $10,000 on signing, and is committed to pay advance royalties of $20,000 in each of the first two years, $40,000 each in the third and fourth years, escalating to $80,000 per year plus a cost of living increase in year eleven.

The agreement is subject to a net smelter return royalty ranging from 3% to 5%.

	g)	Jenny Hill Property

By Letter Agreement dated September 28, 2004, the Company entered into a mining property lease agreement comprising ninety-seven mineral claims in Mineral and Nye Counties, Nevada for a term of 7 years. The Company is committed to pay advance royalties totalling $1,500,000 over a seven year period, and complete a work program on the property of $50,000 in the first year, and $100,000 every year thereafter.

The agreement is subject to a net smelter return royalty of 2%.

5.	LOANS PAYABLE

	2004	2003

Interest at 5% per annum, unsecured and repayable on demand	$46,000	$-

Interest free, unsecured, repayable on demand, due to a director of the Company	4,180	-

	$50,180	$-

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes To Financial Statements
December 31, 2004 and 2003 – Page 8

6.	NOTE PAYABLE

On January 28, 2004, Lincoln Gold Corp. issued a $200,000 convertible note with 5,000,000 warrants to purchase common stock of the Company at $0.04 per share which expire on January 28, 2006. The note carries an interest rate of 10% compounded monthly and is due on January 28, 2006. The interest is payable annually with the second year interest payment due with the principal amount. The holder can convert any portion of the debt to common stock at a value of $0.04 per share until the maturity date. Warrants can be exercised at a minimum of 1,000 shares per exercise at $0.04 per share until the expiration date.

7.	COMMON STOCK

Commitments: (Note 6)

Stock Options

A summary of the change in stock options for the year ended December 31, 2004 is presented below:

WEIGHTED
	NUMBER	AVERAGE
	OF	EXERCISE
	OPTIONS	PRICE

Outstanding, December 31, 2003	-	-

Granted	2,410,000	$0.60
Expired	-	-

Outstanding and exercisable, December 31, 2004	2,410,000	$0.60

As at December 31, 2004, the following stock options were outstanding:

NUMBER	EXERCISE	EXPIRY
OF OPTIONS	PRICE	DATE

2,010,000	$0.60	May 25, 2007
400,000	$0.60	September 1, 2007

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes To Financial Statements
December 31, 2004 and 2003 – Page 9

7.	COMMON STOCK – (cont’d)

Commitments: (Note 6) – (cont’d)

Stock Options – (cont’d)

The following assumptions were used for recording stock-based compensation expense using the Black-Scholes model:

Risk-free interest rate	2.50%
Dividend-free yield	0%
Expected volatility	115.37%
Weighted average expected stock option life	2 years

The weighted average fair value of the employee and director stock options granted was $0.43 per share.

Share Subscriptions Receivable

During the year ended December 31, 2004, the Company issued 2,300,000 units at $0.30 per unit for total proceeds of $690,000 of which $528,000 is recorded as share subscriptions receivable.

Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional share at $0.40 for one year or at $0.50 for a second year. Subsequent to December 31, 2004 the share subscriptions receivable were received in cash.

8.	INCOME TAXES A reconciliation of income taxes at statutory rates with the reported rates is as follows:

	2004	2003

Net loss for the period	$(1,691,351)	$(16,319)

Statutory rate	35%	35%
Expected income tax recovery	592,000	5,700
Non-deductible items	(390,800)	-
Unrecognized benefits of non-capital losses	(201,200)	(5,700)

Income taxes	$-	$-

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes To Financial Statements
December 31, 2004 and 2003 – Page 10

8.	INCOME TAXES – (cont’d)

The components of the deferred tax assets are as follows:

	2004	2003

Deferred tax assets
Net operating loss carryforward	$207,000	$5,700
Exploration expenditures	27,600	-

Deferred tax asset	234,600	5,700
Valuation allowance	(234,600)	(5,700)

Deferred tax asset, net	$-	$-

The valuation allowance reflects the Company’s estimates that the tax assets more likely than not will not be realized. The Company has net operating losses of approximately $585,500 which expire in 2023 and 2024.

9.	RELATED PARTY TRANSACTIONS (Note 5)

During the years ended December 31, 2004 and 2003, the Company incurred the following expenses with an officer and a company with a director in common:

	2004	2003

Management fees	$4,500	$-
Mineral property exploration expenditures	$4,709	$-

These expenditures were recorded at the exchange amount which is the amount agreed to by the transacting parties.

Included in accounts payable is $8,299 (2003: $250) due to related parties which include directors, officers and a company with a director in common.

10.

SUBSEQUENT EVENTS (Notes 4 and 7)

Subsequent to December 31, 2004, the Company completed the placement of 3,158,000 units at $0.30 per unit for proceeds of $947,400. Each units consists of one common share and one share purchase warrant. Each warrant entitles the holder to purchase one additional share at $0.40 for one year or at $0.50 for a second year.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We dismissed DeMello & Company, Chartered Accountants ("DeMello & Company") as our principal independent accountant effective February 14, 2005. We engaged Amisano Hanson, Chartered Accountants as our principal independent accountant effective February 14, 2005. The decision to change principal independent accountants has been approved by our board of directors.

DeMello & Company's report dated February 23, 2004 on the balance sheets of Braden Technologies Inc. as at December 31, 2003 and 2002 and the statements of loss and deficit accumulated through the exploration stage, cash flows and stockholders’ equity for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2003 and 2002 and the subsequent interim period through to February 14, 2005, there were no disagreements with DeMello & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the DeMello & Company would have caused them to make reference thereto in their reports on our audited financial statements.

We provided DeMello & Company with a copy of the foregoing disclosures and requested in writing that DeMello & Company furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. We received the requested letter from DeMello & Company wherein they have confirmed their agreement to our disclosures. A copy of DeMello & Company’s letter has been filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2005.

33 of 48

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal year ended December 31, 2004 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

34 of 48

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position
Andrew F. B. Milligan	82	Director and Chairman of the Board
Paul F. Saxton	58	Director, President, Chief Executive Officer, Chief Financial
		Officer and Chief Operating Officer
James Chapman	51	Director
James Currie	54	Director
Stephen Chi	66	Director
Jeffrey Wilson	56	Vice-President - Exploration

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Andrew F. B. Milligan, Chairman and Director

Mr. Andrew Milligan was appointed as one of our directors on March 26, 2004. Our board of directors also appointed Mr. Milligan as our chairman as of March 26, 2004. Mr. Milligan is a business executive who has concentrated on mining ventures over the past 25 years. From 1984 to 1986 he was President and Chief Executive Officer of Glamis Gold Ltd. In November 1986 he was appointed President and Chief Executive Officer of Cornucopia Resources Ltd. In 1998 and 1999 Cornucopia disposed of its gold mining interests and subsequently merged with three other companies to form Quest Investment Corporation. Mr. Milligan was a director of Quest until June, 2003. He is currently a director of several mining companies trading on both the American Stock Exchange and the TSX Venture Exchange.

Paul F. Saxton, President, Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Director

Mr. Saxton was appointed as a director of the Company on March 26, 2004. Our board of directors also appointed Mr. Saxton as our chief executive officer and our chief financial officer as of March 26, 2004. Paul Saxton is a mining engineer who also holds an MBA from the University of Western Ontario. He has been active in the mining industry since 1969, holding various positions including mining engineer, mine superintendent, President and CEO of numerous Canadian mining companies. Following 10 years with Cominco, Paul became Vice President and President of Mascot Gold Mines Ltd., initially working on the design and construction of the Nickel Plate mine in BC. Subsequently Paul became a Vice-President of Corona Corporation where he was responsible for western operations and exploration for the company and was instrumental in the re-opening of the Nickel Plate. In 1989, Paul was appointed Senior Vice President of Viceroy Resource Corporation where he was responsible for obtaining financing and the construction and operations of the Castle Mountain mine in California. As President of Loki Gold Corporation and Baja Gold Inc, Paul was responsible for bringing the Brewery Creek Gold mine into production. Following his departure from Viceroy in 1998, Paul became President of Standard Mining Corp., organizing the company and supervising its exploration activities until 2001, when Standard Mining Corp. was merged with Doublestar Resources Ltd.

35 of 48

James Chapman, Director

Mr. Chapman was appointed as one of our directors on April 12, 2004. Mr. Chapman graduated from the University of British Columbia in 1976 with a B.Sc. Geology degree and has focused on mineral exploration primarily for junior mining companies and consulting groups. This experience has incorporated all aspects of the industry from property evaluation, project generation through implementation and report preparation for owners, clients and regulatory authorities. Since 1982 he has operated as an independent consulting geologist on projects including precious and base metals, uranium, diamonds and phosphate, from reconnaissance level projects to deposit definition drill programs. He is a “Qualified Person” under Canadian regulations, as defined by National Instrument Policy 43.101.

James A. Currie, Director

Mr. Currie was appointed as one of our directors on April 12, 2004. Mr. Currie is the President of Luzon Minerals Ltd. and is a mining engineer with more than 24 years experience in the industry, having worked in operations and development in Canada, the United States and S.E. Asia. Early in his career he worked for such major companies as Placer-Dome, Noranda and Fording Coal. In recent years, he has worked as a senior executive for a number of junior exploration and development companies including: Queenstake Resources Ltd., Galactic Resources Ltd. Cornucopia Resources Ltd., and most recently, Ivanhoe Mines Ltd., where he was responsible for Ivanhoe’s activities in Myanmar and was a member of the Board of Directors of Myanmar Ivanhoe Copper Company Ltd. Mr. Currie is also Vice-President of Behre Dolbear and Company Ltd., the Canadian arm of Behre Dolbear and Company Inc., an international minerals consultancy based out of Denver, Colorado. In his capacity with Behre Dolbear, Mr. Currie has acted as Project Manager and as a “Qualified Person” on a number of reports submitted to the TSE and TSX Venture exchanges.

Stephen Chi, Director

Mr. Chi was appointed as a director of the Company on August 20, 2004. Mr. Chi is a professional mining engineer with a career as an executive of the international mining and construction giant, Washington Group International (formerly Morrison Knudsen Company). He has traveled and worked worldwide, including the Americas, Asia and Europe. Mr. Chi currently serves on the board of administrators for a large lignite mine and power plant complex in Leipzig, Germany. Mr. Chi has extensive experience in all aspects of mining and development including gold and precious metals mining and previously served on the board of NASDAQ-listed MK Gold Company.

SIGNIFICANT EMPLOYEES OR CONSULTANTS

Jeffrey Wilson, Vice-President - Exploration

Mr. Wilson has been appointed as our Vice President - Exploration on May 25, 2004. Mr. Wilson has twenty-seven years of professional exploration experience in the United States, Mexico and Central America with emphasis on gold. He served as Director of Exploration for Echo Bay Exploration Inc. for eleven years, first in western U.S. and later in Mexico and Central America. He earlier served as Exploration Manager, Western U.S., with Tenneco Minerals Company, with most projects in Nevada. Mr. Wilson earned his MSc. in Geology from the University of Southern California.

We also have consulting relationships with other geologists and persons that are included in our projects and properties from time to time.

36 of 48

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors to hold office until their successors are appointed.

AUDIT COMMITTEE

We presently do not have an audit committee of our board of directors due to the fact that we are in the early stage of our operations and have only recently acquired our mineral properties. Our board of directors anticipates appointing an audit committee during the current fiscal year. At present, there is no person on our board of directors who would qualify as an audit committee expert. Accordingly, we anticipate that any audit committee that is appointed by our board of directors will not include an audit committee expert unless a new director who can meet these criteria is appointed to our board of directors.

CODE OF ETHICS

We have presently not adopted a code of ethics due to the fact that we are in the early stage of our operations and have only recently acquired our mineral properties. We have received a draft code of ethics prepared by our legal counsel for our review and consideration. Our board of directors is currently reviewing this draft code of ethics and anticipates adopting a code of ethics during the current fiscal year.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2004 all such filing requirements applicable to our officers and directors were complied with other than the following reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a Required
Name and Principal Position	Reports	Reported	Form
Paul Saxton, President	Two	Two	None
Director
Andrew Milligan, Director	Two	Two	None
James Chapman, Director	Two	Two	None
James Currie, Director	Two	Two	None
Stephen Chi, Director	One	None	None
Jeffrey Wilson, Vice-President	Two	One	None
Alexander Holtermann,
10% Shareholder	One	One	None

37 of 48

ITEM 10.	EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth compensation information as to our chief executive officer, Mr. Paul Saxton, and Mr. Peter, Bell, our former chief executive officer, for the past three fiscal years. None of our executive officers earned more than $100,000 during our most recently completed fiscal year. Mr. Saxton and Mr. Bell are our named executive officers. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Paul Saxton (1)	President, Chief Executive Officer, Chief Financial Officer and Director	2004	$4,500(1)	0	0	0	430,000	0	0
Peter Bell (2)	Former Chief Executive Officer and Director	2004 2003 2002	$0 $0 $0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)
Mr. Saxton was appointed as a director and as our president, chief executive officer and chief financial officer on March 26, 2004. We paid a management fee of $4,500 to a private holding company of Mr. Saxton during our fiscal year ended December 31, 2004.

(2)	Mr. Bell resigned as our president and chief executive officer on March 26, 2004.

STOCK OPTION GRANTS

The following table sets forth information with respect to stock options granted to directors and officers, including our named executive officers, for our fiscal year ended December 31, 2004.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees(1)	Exercise Price (per Share)	Expiration Date
Paul Saxton Director, President, Chief Executive Officer and Chief Financial Officer	430,000	21.4%	$ 0.60	May 25, 2007
Andrew Milligan Director	430,000	21.4%	$ 0.60	May 25, 2007

38 of 48

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees(1)	Exercise Price (per Share)	Expiration Date
James Currie Director	200,000	9.9%	$ 0.60	May 25, 2007
James Chapman Director	200,000	9.9%	$ 0.60	May 25, 2007
Jeffrey Wilson V ice-President Exploration	430,000	21.4%	$ 0.60	May 25, 2007

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our directors and officers, including our named executive officers, during our fiscal year ended December 31, 2004:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable/ unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year- End ($) exercisable/ unexercisable
Paul Saxton Director, President, Chief Executive Officer and Chief Financial Officer	NIL	NIL	430,000/NIL	$NIL/$NIL
Andrew Milligan Director	NIL	NIL	430,000/NIL	$NIL/$NIL
James Currie Director	NIL	NIL	200,000/NIL	$NIL/$NIL
James Chapman Director	NIL	NIL	200,000/NIL	$NIL/$NIL
Jeffrey Wilson Vice-President Exploration	NIL	NIL	430,000/NIL	$NIL/$NIL

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

39 of 48

EMPLOYMENT CONTRACTS

We do not have any employment contracts with any of our officers or directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of our common shares owned beneficially as of March 28, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of our common stock, (ii) each of our directors and by each of our executive officers, and (iii) our executive officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Paul F. Saxton, Director, President, Chief Executive Officer and Chief Financial Officer	5,930,000 (2)	14.2%
Common Stock	Andrew F.B. Milligan, Director	1,930,000 (3)	4.6%
Common Stock	James Chapman, Director	1,700,000 (4)	4.1%
Common Stock	James Currie, Director	1,700,000 (5)	4.1%
Common Stock	Stephen Chi, Director	Nil	0.0%
Common Stock	Jeffrey Wilson, Vice President Exploration	430,000 (6)	1.0%
Common Stock	All Directors and Executive Officers as a Group (6 persons)	11,690,000 (7)	27.0%
5% Stockholders
Common Stock	Dennis Lyle Higgs (8), (9) 4520 West 5th Avenue Vancouver, B.C. V6R 1S7	3,460,000 shares	8.3%
Common Stock	Darlene Higgs (8), (10) 4520 West 5th Avenue Vancouver, BC V6R 1S7	3,460,000 shares	8.3%
Common Stock	Douglas V. Higgs (8), (11) 110 - 7180 Lindsay Road Richmond, BC V7C 3M6	3,460,000 shares	8.3%
Common Stock	Darcy Alan Higgs (2), (12) 4756 Drummond Drive Vancouver, BC V6T 1B4	3,460,000 shares	8.3%

40 of 48

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Common Stock	Carleen Higgs (8), (13) 4756 Drummond Drive Vancouver, BC V6T 1B4	3,460,000 shares	8.3%
Common Stock	Terri-Lyn Ker (8), (14) 4924 45th Avenue Delta, BC V4K 1K3	3,460,000 shares	8.3%
Common Stock	Alexander Holtermann (15) Kranichsteiner Str. 21 60598 Frankfurt am Main, Germany	11,500,000 shares	22.3%
Common Stock	Clive de Larrabeiti South Lodge, Pax Hill Park Lindfield, West Sussex RH16 2QY, UK	3,000,000 shares Direct	7.2%
Common Stock	Joe Eberhard Dorfstrasse #15 CH 8903, Birmensdorf Switzerland	3,000,000 shares Direct	7.2%
Common Stock	Michael Baybak (16) Suite 1200 750 West Pender Street Vancouver, B.C.	2,500,000 shares Indirect	6.0%
Common Stock	Sprott Asset Management Inc.(17) Suite 2700, South Tower, Royal Bank Plaza, Toronto, Ontario M5J 2J1 Canada	3,400,000	7.9%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power

41 of 48

with respect to the number of shares of common stock actually outstanding on March 28, 2005. As of March 28, 2005, there were 41,558,000 shares issued and outstanding.

(2)	Consists of 5,500,000 shares held by Mr. Saxton and 430,000 shares that can be acquired by Mr. Saxton upon exercise of options to purchase shares held by Mr. Saxton within 60 days of the date hereof.

(3)
Consists of 1,500,000 shares held by Mr. Milligan and 430,000 shares that can be acquired by Mr. Milligan upon exercise of options to purchase shares held by Mr. Milligan within 60 days of the date hereof.

(4)
Consists of 1,500,000 shares held by Mr. Chapman and 200,000 shares that can be acquired by Mr. Chapman upon exercise of options to purchase shares held by Mr. Chapman within 60 days of the date hereof.

(5)
Consists of 1,500,000 shares held by Mr. Currie indirectly through Anacortes Management Ltd. and 200,000 shares that can be acquired by Mr. Currie upon exercise of options to purchase shares held by Mr. Currie within 60 days of the date hereof.James Currie beneficially owns a 100% interest in Anacortes Management Ltd.

(6)	Consists of 430,000 shares that can be acquired by Mr. Wilson upon exercise of options to purchase shares held by Mr. Wilson within 60 days of the date hereof.

(7)
Consists of 10,000,000 shares held by our directors and executive officers and 1,690,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

(8)
All shares indicated as beneficially owned include the following shares because of the affiliation between Dennis Higgs, Darlene Higgs, Douglas Higgs, Darcy Higgs, Carleen Higgs and Terri-Lyn Ker: (i) 800,000 shares owned by Dennis Higgs; (ii) 320,000 shares owned by Darlene Higgs; (iii) 800,000 shares owned by Douglas Higgs; (iv) 800,000 shares owned by Darcy Higgs; (v) 300,000 shares owned by Carleen Higgs and registered in the name of Santorini Investments Ltd.; and (vi) 440,000 shares owned by Terri-Lyn Ker.

(9)
Dennis Higgs is: (i) the husband of Darlene Higgs; (ii) the brother of Douglas Higgs, Darcy Higgs and Terri-Lyn Ker; and (iii) the brother-in-law of Carleen Higgs. Dennis Higgs disclaims any beneficial ownership of all shares owned by Darlene Higgs, Douglas Higgs, Darcy Higgs, Carlene Higgs and Terri-Lyn Ker.

(10)
Darlene Higgs is: (i) the wife of Dennis Higgs; (ii) the sister-in-law of Douglas Higgs, Darcy Higgs and Terri-Lyn Ker; and (iii) the sister-in-law of Carleen Higgs. Darlene Higgs disclaims any beneficial ownership of all shares owned by Dennis Higgs, Douglas Higgs, Darcy Higgs, Carleen Higgs and Terri-Lyn Ker.

(11)
Douglas Higgs is: (i) the brother of Darcy Higgs, Dennis Higgs and Terri-Lyn Ker; and (ii) the brother-in-law of Carleen Higgs and Darlene Higgs. Douglas Higgs disclaims any beneficial ownership of all shares owned by Dennis Higgs, Darlene Higgs, Darcy Higgs, Carleen Higgs and Terri-Lyn Ker.

(12)
Darcy Higgs is: (i) the husband of Carleen Higgs; (ii) the brother of Dennis Higgs, Douglas Higgs and Terri-Lyn Ker; and (iii) the brother-in-law of Darlene Higgs. Darcy Higgs disclaims any beneficial ownership of all shares owned by Dennis Higgs, Darlene Higgs, Douglas Higgs, Carleen Higgs and Terri-Lyn Ker.

(13)	Carleen Higgs is: (i) the wife of Darcy Higgs; (ii) the sister-in-law of Douglas Higgs, Dennis Higgs,

42 of 48

Terri-Lyn Ker and Darlene Higgs. Carleen Higgs disclaims any beneficial ownership of all shares owned by Dennis Higgs, Douglas Higgs, Darcy Higgs, Darlene Higgs and Terri-Lyn Ker. The 300,000 shares owned by Carleen Higgs are registered in the name of Santorini Investments Corp., a private company controlled by Carleen Higgs.

(14)
Terri-Lyn Ker is: (i) the sister of Darcy Higgs, Dennis Higgs and Douglas Higgs; and (ii) the sister- in-law of Darlene Higgs and Carleen Higgs. Terri-Lyn Ker disclaims any beneficial ownership of all shares owned by Dennis Higgs, Darlene Higgs, Douglas Higgs, Darcy Higgs and Carleen Higgs.

(14)
Comprised of 1,500,000 shares held by the investor, 5,000,000 shares issuable upon conversion of a debenture held by Alexander Holterman in the principal amount of $200,000 convertible at $0.04 per share and 5,000,000 shares issuable upon exercise of warrants held by the investor that are exercisable at $0.04 per share

(16)	Windsor Capital Corporation owns directly 2,500,000 shares in the capital of the Company. Michael Baybak beneficially owns a 100% interest in Windsor Capital Corporation.

(17)
Consists of 1,700,000 shares held by Sprott Asset Management Inc. and 1,700,000 shares issuable upon exercise of 1,700,000 share purchase warrants held by Sprott Asset Management Inc. which are exercisable within 60 days hereof.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION.

As at December 31, 2004, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2004 Stock Option Plan. Our 2004 Stock Option Plan has not been approved by our shareholders. We do not have any equity compensation plans that have not been approved by our shareholders.

The following summary information is presented for our 2004 Stock Option Plan as of December 31, 2004.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	1,690,000 Shares of Common Stock	$0.60 per Share	810,000 Shares

43 of 48

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in  any transaction to which we were or are a party during the past two years, or in any proposed transaction  to which the Company proposes to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Acquisition of Lincoln Gold

The following of our directors, officers and 5% shareholders were issued the number of shares of our common stock set forth below in consideration of their sale of the number of shares of Lincoln Gold Corp. set forth below in connection with our acquisition of Lincoln Gold Corp., as more particularly described in Item 1 of this Annual Report on Form 10-KSB entitled “Description of Business”.

Name	Number of Shares of Common Stock Issued	Original Number of Shares of Lincoln Gold Corp. held and transferred	Cost of purchase of Shares of Lincoln Gold Corp.
Paul Saxton Director, President, Chief Executive Officer and Chief Financial Officer	5,500,000	550,000	$ 5,500
Andrew Milligan Director	1,500,000	150,000	$ 1,500
James Currie Director	1,500,000	150,000	$ 1,500
James Chapman Director	1,500,000	150,000	$ 1,500
Clive de Larrabeiti South Lodge, Pax Hill Park Lindfield, West Sussex RH16 2QY, UK	3,000,000	300,000	$ 3,000
Joe Eberhard Dorfstrasse #15 CH 8903, Birmensdorf Switzerland	3,000,000	300,000	$ 3,000

44 of 48

Name	Number of Shares of Common Stock Issued	Original Number of Shares of Lincoln Gold Corp. held and transferred	Cost of purchase of Shares of Lincoln Gold Corp.
Michael Baybak Suite 1200 750 West Pender Street Vancouver, B.C.	2,500,000	250,000	$ 2,500
Alexander Holtermann Kranichsteiner Str. 21 60598 Frankfurt am Main, Germany	1,500,000	150,000	$ 1,500

Outstanding Convertible Note

Lincoln Gold Corp. obtained a loan in the amount of $200,000 from Alexander Holtermann during the fiscal year ended December 31, 2004. In consideration of the advance of this loan, Lincoln Gold Corp. issued to Mr. Holtermann a $200,000 convertible note and warrants to purchase 500,000 shares of the common stock of Lincoln Gold Corp. at a price of $0.40 per share. This convertible note was convertible into shares of common stock of Lincoln Gold Corp. at a price of $0.40 per share. Upon the completion of our acquisition of Lincoln Gold Corp. the convertible note became convertible into shares of our common stock at a price of $0.04 per share and the share purchase warrants entitled Mr. Holtermann to purchase up to 5,000,000 shares of our common stock at a price of $0.04 per share. If the convertible note was converted, we would be obligated to issue an additional 5,000,000 shares of our common stock. The note accrues interest at the rate of 10% per annum. The principal is repayable on January 28, 2006 and interest is payable annually.

Grant of Stock Options

Our directors and officers were granted the options to purchase shares of our common stock as set forth in Item 10 of this Annual Report on Form 10-KSB entitled “Executive Compensation”.

Private Placement of Units

Sprott Asset Management Inc. purchased 1,700,000 units at a price of $0.30 per unit in December 2004 for an aggregate purchase price of $510,000. Each unit is comprised of one share of common stock and one share purchase warrant. Each warrant entitles the investor to purchase one additional share of common stock for a two year period at a price of $0.40 per share during the period from the date of issue to the date that is one year from the date of issue and at a price of $0.50 per share during the period from the date that is one year from the date of issue to the date that is two years from the date of issue. We have agreed to file a registration statement with the Securities and Exchange Commission in accordance with the requirements of the Securities Act of 1933 in order to register the resale by the investor of the shares and the shares issuable upon exercise of the warrants. We agreed to file the registration statement within 120 days from the date of completion of the sale of the units.

45 of 48

ITEM 13.	EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 9, 2004 (4)
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
23.1	Consent of Independent Auditors, Amisano Hanson (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an Exhibit to the Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB originally filed August 6, 2004.
(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.
(6)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

46 of 48

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Amisano Hanson, for our last fiscal year ended December 31, 2004, and by our previous independent auditor, Demello & Company, for our previous fiscal year ended December 31, 2003:

Years ended December 31
	2004	2003
Audit Fees:	$ 7,500	$ 3,000
Audit Related Fees:	Nil	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$ 7,500	$ 3,000

Audit Fees

Audit Fees are the aggregate fees billed by our independent auditor for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The policy of our Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our independent auditors during the fiscal year.

47 of 48

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORPORATION

Per:
Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer Director Date: April 14, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:
Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer) Director Date: April 14, 2005

Per:
Andrew Milligan Director Date: April 14, 2005

Per:
James Currie Director Date: April 14, 2005

Per:
James Chapman Director Date: April 14, 2005

Per:
Stephen Chi Director Date: April 14, 2005

48 of 48