Form 10QSB
period 2005-03-31
LINCOLN GOLD CORP
filed 2005-05-16
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2005

  ☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ________________ to ________________

COMMISSION FILE NUMBER 0-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 306, 1140 Homer Street, Vancouver, BC	V6B 2X6
(Address of principal executive offices)	(Zip Code)

604-689-1659
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 41,565,000 shares of Common Stock as of May 12, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I

ITEM 1.                 FINANCIAL STATEMENTS

Our unaudited financial statements for the three months ended March 31, 2005, as set forth below, are included with this Quarterly Report on Form 10-QSB:

PAGE

Balance Sheet as at March 31, 2005	F-1

Statements of Operations for the period from September 25, 2003 (Date of Inception) to March 31, 2005 and for the three months ended March 31, 2005 and 2004	F-2

Statements of Cash Flows for the period from September 25, 2003 (Date of Inception) to March 31, 2005 and for the three months ended March 31, 2005 and 2004	F-3

Notes to Financial Statements	F-4

Lincoln Gold Corporation
(An Exploration Stage Company)
Balance Sheet
(Expressed in U.S. dollars)
(Unaudited)

March 31,
2005
$

ASSETS

Current Assets

Cash	773,187

Total Current Assets	773,187

Property and Equipment (Note 4)	2,765

Total Assets	775,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	184,902
Accrued liabilities	13,500
Due to related parties (Note 7)	12,198
Note payable (Note 8)	200,000

Total Liabilities	410,600

Commitments and Contingencies (Notes 1 and 5)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.001 par value
41,565,000 and 38,400,000 shares issued and outstanding, respectively	41,565

Share Subscriptions Receivable (Note 9)	(552,000)

Additional Paid in Capital	2,984,788

Deficit Accumulated During the Exploration Stage	(2,109,001)

Total Stockholders’ Equity (Deficit)	365,352

Total Liabilities and Stockholders’ Equity (Deficit)	775,952

(The accompanying notes are an integral part of these financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From
	September 25,
	2003	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to March 31,	March 31,	March 31,
	2005	2005	2004
	$	$	$

Revenue	–	–	–

Expenses

Advertising and investor relations	425,370	142,492	–
Amortization	146	146	–
Filing and transfer fees	7,347	3,796	–
Foreign exchange	1,770	95	–
General and administrative	24,755	9,682	339
Interest expense	25,223	6,176	3,347
Management fees	21,780	17,280	–
Mineral property acquisition and
exploration expenditures	337,560	62,925	9,877
Professional fees	72,383	22,178	5,979
Stock based compensation	1,037,663	–	–
Travel	33,652	15,209	–

	1,987,649	279,979	19,542

Net Loss For the Period	(1,987,649)	(279,979)	(19,542)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		38,645,000	11,400,000

(The accompanying notes are an integral part of these financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2005	2004
	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(279,979)	(19,542)

Adjustment to reconcile net loss to cash used in
operating activities:
Amortization	146	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	85,137	(10,483)
Due to related parties	(281)	–

Net Cash Used in Operating Activities	(194,977)	(30,025)

Cash Flows Used In Investing Activities

Purchase of property and equipment	(2,911)	–

Net Cash Flows Used In Investing Activities	(2,911)	–

Cash Flows From Financing Activities

Cash acquired on acquisition of subsidiary	–	68
Repayment of loan payable	(46,000)	–
Issuance of note payable	–	200,000
Proceeds from share subscriptions receivable	528,000	–
Proceeds from issuance of common stock	361,290	–

Net Cash Flows Provided By Financing Activities	843,290	200,068

Increase In Cash	645,402	170,043

Cash - Beginning of Period	127,785	15,405

Cash - End of Period	773,187	185,448

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2005
(Expressed in U.S. dollars)

1.	Exploration Stage Company

The Company was incorporated n the State of Nevada, USA, on February 17, 1999 under the name of Braden Technologies inc. Effective March 26, 2004, the Company acquired 100% of the issued and outstanding shares of Lincoln Gold Corp., a private company incorporated in the State of Nevada, USA, on September 25, 2003. On April 6, 2004, the Company and its subsidiary, Lincoln Gold Corp., merged to form Lincoln Gold Corporation.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2005, the Company has working capital of $362,587, and has accumulated losses of $1,987,649 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2005
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Property and equipment

Property and equipment consists of office equipment and fixtures, and computer software and is recorded at cost. Amortized is based on a straight line basis over the following periods: Office equipment and fixtures - five years; computer software – two years.

	g)	Mineral Property Costs

The Company has been in the exploration stage since its formation on September 25, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	h)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	k)	Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2005
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	l)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

	m)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	n)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2005
(Expressed in U.S. dollars)

3.	Acquisition of Lincoln Gold Corp.

Effective March 26, 2004, Braden Technologies Inc. acquired 100% of the issued and outstanding shares of Lincoln Gold Corp. by issuing 24,000,000 common shares. Since the transaction resulted in the former shareholders of Lincoln Gold Corp. owning the majority of the issued shares of Braden Technologies Inc., the transaction, which is referred to as a “reverse acquisition”, has been treated for accounting purposes as an acquisition by Lincoln Gold Corp. of the net assets and liabilities of Braden Technologies Inc. Under this purchase method of accounting, the results of operations of Braden Technologies Inc. are included in these consolidated financial statements from March 26, 2004. The comparative figures for the three months ended March 31, 2004 are those of Lincoln Gold Corp.

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

Effective March 26, 2004, Braden Technologies Inc. changed its name to Lincoln Gold Corporation.

The acquisition is summarized as follows:

Current Assets	$68
Current Liabilities	(102,370)

Net Asset (Deficiency)	$(102,302)

4.	Property and Equipment

				March 31,	December 31,
				2005	2004
			Accumulated	Net Carrying	Net Carrying
		Cost	Amortization	Value	Value
		$	$	$	$

	Office Equipment & Fixtures	1,566	34	1,532	–
	Computer Software	1,345	112	1,233	–

		2,911	146	2,765	–

5.	Mineral Property Interests

	a)	Hannah Property

The Company has entered into an option agreement dated December 24, 2003 for the acquisition of a 100% interest in twenty-three unpatented lode claims in Churchill County, Nevada. The option agreement calls for net smelter royalties of 1% to 4% upon production and has a provision for termination for non-compliance. Pursuant to the option agreement, the Company is required to make option payments totaling $210,000 as follows:

		i.	$5,000 upon signing the agreement (paid);
		ii.	$5,000 on January 10, 2005 (paid);
		iii.	$10,000 on January 10, 2006;
		iv.	$15,000 on January 10, 2007;
		v.	$25,000 on January 10th of each year from 2008 to 2012; and
		vi.	$50,000 on January 10, 2013.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2005
(Expressed in U.S. dollars)

5.	Mineral Property Interests (continued)

	b)	Lincoln Flat Property

The Company has entered into an option agreement dated December 24, 2003 for the acquisition of a 100% interest in twelve mineral claims in Lyon and Douglas Counties, Nevada. The option agreement calls for net smelter royalties of 1% - 4% upon production and has a provision for termination for non-compliance. Pursuant to the option agreement, the Company is required to make option payments totaling $210,000 as follows:

		i.	$5,000 upon signing the agreement (paid);
		ii.	$5,000 on January 10, 2005 (paid);
		iii.	$10,000 on January 10, 2006;
		iv.	$15,000 on January 10, 2007;
		v.	$25,000 on January 10th of each year from 2008 to 2012; and
		vi.	$50,000 on January 10, 2013.

	c)	JDS Property

The Company acquired, by staking, a 100% interest in seventy-seven mineral claims in Eureka County, Nevada.

	d)	Basin Property

The Company has entered into an option agreement dated February 12, 2004 for the acquisition of a 100% interest in ten mineral claims in Nye County, Nevada. The option agreement calls for net smelter royalties upon production and has a provision for termination for non-compliance. Pursuant to the option agreement, the Company is required to make option payments totaling $94,200 as follows:

		i.	$3,200 upon signing the agreement (paid);
		ii.	$1,000 by August 1, 2004 (paid);
		iii.	$15,000 by March 1, 2006;
		iv.	$25,000 by March 1, 2007;
		v.	$50,000 by March 1, 2008.

In addition, the Company has agreed to drill a minimum of six reverse circulation holes on the claims by August 15, 2005, or make a cash payment of $10,000.

	e)	Buffalo Valley Property

By Letter Agreement dated July 9, 2004, the Company entered into a mining property lease agreement for a term of 20 years. The Company paid $10,000 on signing, and is committed to pay advance royalties of $20,000 in each of the first two years, $40,000 each in the third and fourth years, escalating to $80,000 per year plus a cost of living increase in year eleven.

The agreement is subject to a net smelter return royalty ranging from 3% to 5%.

	f)	Jenny Hill Property

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2005
(Expressed in U.S. dollars)

6.	Loans Payable

During the three months ended March 31, 2005, the Company repaid the loan payable of $46,000, which bore interest at 5% per annum, was unsecured and was repayable on demand.

7.	Related Party Balances/ Transactions

	a)	During the three months ended March 31, 2005, the Company paid $13,000 to an officer of the Company and $4,280 to a company with a director related to the Company.

b)
At March 31, 2005, the Company owed various directors, officers and a company with a director related to the Company, $12,198 (December 31, 2004 - $12,479). These amounts are unsecured, non-interest bearing and due on demand.

8.	Note Payable

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

9.	Common Shares

a)
On December 20, 2004, the Company issued 2,300,000 units at $0.30 per unit for total cash proceeds of $690,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one additional share at $0.40 for one year or at $0.50 for a second year. During the three months ended March 31, 2005, the Company received the balance of the share subscription receivable of $528,000.

b)
On March 10, 2005, the Company completed a private placement offering by issuing 2,045,000 units at $0.30 per unit for total cash proceeds of $613,500, of which $468,000 is recorded as share subscriptions receivable. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional share at $0.40 for one year or at $0.50 for a second year. The Company paid commissions of $38,010 in connection with this offering. Subsequent to March 31, 2005, the Company received the balance of the share subscription receivable of $468,000.

c)
On March 10, 2005, the Company completed a private placement offering by issuing 1,100,000 units at $0.30 per unit for total cash proceeds of $330,000, of which $84,000 is recorded as share subscriptions receivable. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional share at $0.40 for one year or at $0.50 for a second year. The Company paid commissions of $4,200 in connection with this offering. Subsequent to March 31, 2005, the Company received the balance of the share subscription receivable of $84,000.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of gold, availability of funds, government regulations, common share prices, operating costs, capital costs, outcomes of ore reserve development and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

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

Our plan of operations is to carry out exploration of our mineral properties. Our specific exploration plan for each of our mineral properties, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the heading “Description of Properties.” All of our exploration programs are early stage in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization.

Our exploration programs will be directed by our management and will be supervised by Mr. Jeffrey Wilson, our vice-president of exploration. We will engage contractors to carry out our exploration programs under Mr. Wilson’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according to the specific exploration program on each property. Our budgets for our exploration programs are set forth in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the heading “Description of Properties.” We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for reverse-circulation drilling.

We are an exploration stage company. All of our projects are at the exploration stage and there is no assurance that any of our mining properties contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing in order to pursue full exploration of these claims. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

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

PLAN OF OPERATIONS

Our planned exploration expenditures for the next twelve months on our Nevada mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:
Property	Planned Exploration Program Expenditures for the Next Twelve Months:	Amount of Annual Claim Maintenance Fees due:	Amount of Property Payment due:
Buffalo Valley Property	$240,000	$35,887	$20,000
Hannah Property	$173,000	$3,075	$10,000
JDS Property	$174,000	$12,362	Nil
Jenny Hill Property	$381,000	$12,983	$25,000
Lincoln Flat Property	$178,000	$3,575	$10,000
Total:	$1,146,000	$70,772	$65,000

In addition to our planned exploration expenditures, we anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of approximately $1,882,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual mineral claim fees and general office expenses.

We had cash in the amount of $773,187 and working capital in the amount of $365,352 as of March 31, 2005. Based on our planned expenditures, we will require a minimum of approximately $1,520,000 to proceed with our plan of operations over the next twelve months and to pay our current liabilities. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claims and our plan of operations.

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

EXPLORATION ACTIVITIES DURING THE FIRST QUARTER OF 2005

Hannah Property

We commenced field exploration work on our Hannah property during the first quarter of 2005. The field work included obtaining soil samples as part of a soil sampling program. Results from 132 new soil samples were combined with results from 50 previous samples to define a conspicuous soil gold anomaly approximately 3000 feet in length and locally over 500 feet in width. We believe that this identified anomaly warrants more advanced exploration. As a result, we submitted a Notice of Intent to Operate and a Reclamation Bond for drilling 10 exploration holes to the U.S. Bureau of Land Management (the “BLM”). The BLM approved our submission and we plan to complete a total of 5,000 feet of reverse-circulation drilling on the Hannah property. We plan to commence this drilling in early May using a track-mounted drill rig to minimize surface disturbance. Much of the drilling will be conducted on pre-existing dirt roads.

Lincoln Flat Property

We commenced field exploration work on the Lincoln Flat property during the first quarter of 2005 with the objective of further exploring a gold-hematite breccia target and a fracture-controlled gold porphyry target. Soil sampling and rock-chip sampling remain in progress over the two target areas. At least 160 new soil samples are planned. Partial results from 89 new soil samples have been received and combined with data from 52 previous soil samples. Preliminary analysis indicates the presence of several strong soil gold anomalies that we believe warrant more advanced exploration by drilling. Assays results for over 40 new rock-chip samples remain pending. Limited geologic mapping is planned to complete coverage on the claim block. We plan to submit a Notice of Intent to Operate and Reclamation Bond to the U.S. Bureau of Land Management with the objective of drill testing the two target areas in June 2005. We estimate that 12 reverse-circulation drill holes will be required for a total footage of 6,000 ft.

Jenny Hill Property

We staked eighty-five (85) new lode claims during the first quarter of 2005 in order to expand the Jenny Hill property to cover additional property that we believe is prospective for gold exploration. We now control 182 contiguous lode claims that cover approximately 3,640 acres. We initiated limited field exploration work during the quarter which consisted largely of reconnaissance sampling on the newly acquired ground and detail geologic mapping and sampling in the northern portion of the claim block. Results from 73 rock-chip/grab samples have been received. Nine (9) soil samples were collected and assayed as part of a small orientation survey. We entered into a contract for the completion of 110 km of continuous reading GPS ground magnetometer survey. We plan to merge the data that we obtain from this survey with our existing data from our previous 63 km survey completed by the same contractor. The completion of this survey will provide us with magnetometer data covering the entire property for a total of 173 km of magnetometer data. The purpose of the survey is to further define significant structures related to gold mineralization and to indicate extensions of known gold skarn areas. We also plan to complete 144 gravity stations on the northern portion of the claim block. The gravity data will help define depth to bedrock and possible structures. The geophysical survey should commence in late April or early May. We plan to continue geologic mapping, rock-chip/grab sampling, and soil sampling on the gold skarn and Carlin-type target areas in an effort to further define gold targets worthy of drilling.

Buffalo Valley Property

During the first quarter of 2005, our exploration work on the Buffalo Valley property focused largely on acquisition and compilation of past geophysical and drilling data. We are presently seeking a joint venture partner to help finance further exploration of the property. We plan to continue to review existing data and may decide to conduct a mercury soil gas survey to further define targets for advanced exploration.

JDS Property

During the first quarter of 2005, we interpreted newly acquired geophysical data that corroborated the presence of a possible large intrusive body or dike swarm along the north-western perimeter of the claim block. We believe that this is a favourable geologic environment for gold mineralization. We are seeking a joint venture partner to help finance further exploration of the property. We anticipate that future work will likely include a mercury soil gas survey to further develop further targets for advanced exploration.

New Opportunities

During the first quarter, we reviewed new prospective gold exploration opportunities in Nevada, Utah, Arizona, California, and Mexico. We did not enter into any agreements to acquire any interests in the properties we reviewed. We plan to continue to review new opportunities on a case-by-case basis.

Hercules Reclamation

We completed reclamation activities of the Hercules property that we completed drilling activities on during 2004. All drill pads and drill roads constructed by us in 2004 were re-contoured to their original topography as per U.S. Bureau of Land Management (the “BLM”) requirements. Seeding with approved seed mix was also completed. It will likely require two growing seasons with good re-vegetation results before the entire Reclamation Bond that we posted with the BLM as security for our reclamation obligations will be refunded to us by the BLM.

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

RESULTS OF OPERATIONS

Our net loss increased to $279,979 for the three months ended March 31, 2005 from $19,542 for the three months ended March 31, 2004. Our exploration costs increased substantially during the first quarter of 2005 compared to the first quarter of 2004 due to increased exploration activity on our mineral properties, including properties that we acquired subsequent to March 31, 2004. These exploration activities are detailed above under the heading “Exploration Activity During the First Quarter of 2005”. We anticipate that our expenses and net loss will continue to increase throughout the current fiscal year in comparison with our fiscal year ended December 31, 2004 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued increased professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934 and as we plan to file a registration statement with the Securities and Exchange Commission under the Securities Act of 1933. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at March 31, 2005 was $773,187 compared to $127,785 as of December 31, 2004. We had working capital of $365,352 as of March 31, 2005 compared to a working capital deficit of $127,414 as of December 31, 2004.

March 2005 Private Placement Financing

We completed a private placement financing in March 2005 comprised of the issue of an aggregate of 3,145,000 units (each a “Unit”) at a price of $0.30 per Unit to an aggregate of 53 purchasers for total net proceeds of $913,290. Each Unit is comprised of one share of common stock and one share purchase warrant (a “Warrant”). Each Warrant entitles the investor to purchase one additional share of common stock for a two year period at a price of $0.40 per share during the period from the date of issue to the date that is one year from the date of issue and at a price of $0.50 per share during the period from the date that is one year from the date of issue to the date that is two years from the date of issue. By execution of the subscription agreements, we have agreed to file a registration statement with the Securities and Exchange Commission in accordance with the requirements of the Securities Act of 1933 in order to register the resale by the investors of the shares and the shares issuable upon exercise of the warrants.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $1,882,000, as outlined above under the heading “Plan of Operations”. We anticipate that we will require a minimum of approximately $1,520,000 in additional financing to proceed with our plan of operations over the next twelve months and to pay our current liabilities. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

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

Future Financings

We will require additional financing in order to proceed with the exploration of our mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations and to fund our working capital deficit. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

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

ITEM 3.                 CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended, March 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.                 CHANGES IN SECURITIES AND USE OF PROCEEDS

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal quarter ended March 31, 2005 on the following Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Current Report on Form 8-K	March 16, 2005

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal quarter ended March 31, 2005 that were not reported on the Current Reports on Form 8-K described above.

ITEM 3.                 DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending March 31, 2005.

ITEM 5.                 OTHER INFORMATION

None

ITEM 6.                 EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 9, 2004 (4)
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed as an exhibit to our Form 10QSB originally filed August 6, 2004.
(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.
(6)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005.
(7)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORP.

By:	/s/ Paul Saxton
Paul Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: May 13, 2005