Form 10QSB
period 2005-06-30
LINCOLN GOLD CORP
filed 2005-08-17
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2005

  ☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____________ to _____________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 41,565,000 shares of Common Stock as of July 31, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I

ITEM 1.           FINANCIAL STATEMENTS

Our unaudited consolidated financial statements for the six months ended June 30, 2005, as set forth below, are included with this Quarterly Report on Form 10-QSB:

PAGE

Consolidated Balance Sheets as at June 30, 2005	F-1

Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and 2004 and for the period from inception (September 25, 2003) to June 30, 2005	F-2

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 for the period from inception (September 25, 2003) to June 30, 2005	F-3

Notes to Consolidated Financial Statements	F-4

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Balance Sheet
(Expressed in U.S. dollars)
(Unaudited)

June 30,
2005
$

ASSETS

Current Assets
Cash	716,947

Total Current Assets	716,947

Property and Equipment (Note 4)	5,783

Total Assets	722,730

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	103,273
Accured liabilities	3,500
Due to related parties (Note 7)	10,326
Note payable (Note 8)	200,000

Total Liabilities	317,099

Commitments and Contingencies (Note 1 and 5)

Stockholders' Equity

Common Stock, 100,000,000 shares authorized, $0.001 par value
41,565,000 shares issued and outstanding	41,565

Additional Paid-in Capital	2,984,788

Deficit Accumulated During the Exploration Stage	(2,620,722)

Total Stockholders' Equity	405,631

Total Liabilities and Stockholders' Equity	722,730

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From
	September 25,
	2003	For the six	For the six	For the three	For the three
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	to June 30, 2005	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Advertising and investor relations	579,963	297,085	256,775	154,593	256,775
Amortization	472	472	-	326	-
Filing and transfer fees	12,632	9,081	1,344	5,285	1,344
Foreign exchange	2,129	454	(663)	359	(663)
General and administrative	53,343	38,270	816	28,588	477
Management fees	52,515	48,015	1,000	30,735	1,000
Mineral property acquisition and
exploration expenditures	601,860	327,225	38,145	264,300	28,268
Professional fees	91,771	41,566	25,790	19,388	19,811
Stock-based compensation	1,037,663	-	-	-	-
Travel	36,780	18,337	1,214	3,128	1,214

Total expenses	2,469,128	780,505	324,421	506,702	308,226

Net Loss Before Other Items	(2,469,128)	(780,505)	(324,421)	(506,702)	(308,226)

Other Income (Expense)
Interest income	2,431	2,431	-	2,431	-
Interest expense	(32,673)	(13,626)	(9,004)	(7,450)	(5,657)

Net Loss For the Period	(2,499,370)	(791,700)	(333,425)	(511,721)	(313,883)

Net Loss Per Share - Basic and diluted		(0.02)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		40,356,000	23,517,000	40,356,000	35,633,000

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
( Unaudited)

	From Sep 25, 2003	For the six	For the six
	(Date of Inception)	Months Ended	Months Ended
	to June 30, 2005	June 30, 2005	June 30, 2004
	$	$	$

Cash Flows Used In Operating Activities

Net loss for the period	(2,499,370)	(791,700)	(333,425)

Adjustments to reconcile net loss to cash used in
operating activities:
Amortization	472	472	-
Stock-based compensation	1,037,663	-	-

Changes in operating assets and liabilities:
Account payable and accrued liabilities	4,403	(6,492)	(16,850)
Due to related parties	8,236	(63)	-

Net Cash Used in Operating Activities	(1,448,596)	(797,783)	(350,275)

Cash Flows Used in Investing Activities

Purchase of property and equipment	(6,255)	(6,255)	-

Net Cash Flows Used in Investing Activities	(6,255)	(6,255)	-

Cash Flows From Financing Activities

Cash aquired on acquisition of subsidiary	68	-	68
Proceeds from loans payable	50,180
Repayment of loan payable	(48,090)	(48,090)	-
Issuance of note payable	200,000	-	200,000
Proceeds from share subscriptions receivable	-	528,000	-
Proceeds from issuance of common stock	1,969,640	913,290	350,000

Net Cash Flows From Financing Activities	2,171,798	1,393,200	550,068

Increase in Cash	716,947	589,162	199,793

Cash - Beginning of Period	-	127,785	15,405

Cash - End of Period	716,947	716,947	215,198

Non-cash Investing and Financing Activities	-	-	-

Supplemental Disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada, USA, on February 17, 1999 under the name of Braden Technologies Inc. Effective March 26, 2004, the Company acquired 100% of the issued and outstanding shares of Lincoln Gold Corp., a private company incorporated in the State of Nevada, USA, on September 25, 2003. On April 6, 2004, the Company and its subsidiary, Lincoln Gold Corp., merged to form Lincoln Gold Corporation.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2005, the Company has working capital of $399,848, and has accumulated losses of $2,620,722 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year- end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-covered method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Property and Equipment

Property and equipment consists of office equipment and fixtures, computer software, and computer hardware and is recorded at cost. Amortization is based on a straight line basis over the following periods: Office equipment and fixtures – five years; computer software – two years; computer harware – three years.

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

The fair values of cash, accounts payable, accrued liabilities and due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

i)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely that not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

k)	Stock-based Compensation

The Company has elected to apply intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

l)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary assets – An amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

	m)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	n)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation

3.	Acquisition of Lincoln Gold Corp.

Effective March 26, 2004, Braden Technologies Inc acquired 100% of the issued and outstanding shares of Lincoln Gold Corp. by issuing 24,000,000 common shares. Since the transaction resulted in the former shareholders of Lincoln Gold Corp. owning the majority of the issued shares of Braden Technologies Inc., the transaction, which is referred to as a “reverse acquisition”, has been treated for accounting purposes as an acquisition by Lincoln Gold Corp. of the net assets and liabilities of Braden Technologies Inc. Under this purchase method of accounting, the results of operations of Braden Technologies Inc. are included in these consolidated financial statements from March 26, 2004. The comparative figures for the six months ended June 30, 2004 are those of Lincoln Gold Corp.

Braden Technologies Inc. had a net asset deficiency at the acquisition date, therefore, the 24,000,000 common shares issued on acquisition were issued at a ascribed value of $Nil with the net asset deficiency of $102,302 charged to deficit. Lincoln Gold Corp is deemed to be the purchaser for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their previously recorded amounts.

Effective March 26, 2004, Braden Technologies Inc. changed its name to Lincoln Gold Corporation.

The acquisition is summarized as follows:

Current Assets	$68
Current Liabilities	(102,370)

Net Asset (Deficiency)	$(102,302)

4.	Property and Equipment

			June 30,	December 31,
			2005	2004
		Accumulted	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Office Equipment & Fixtures	2,707	131	2,576	-
Computer Hardware	2,203	61	2,142
Computer Software	1,345	280	1,065	-

	6,255	472	5,783	-

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

5.	Mineral Property Interests

	a)	Hannah Property

The Company has entered into an option agreement dated December 24, 2003 for the acquisition of a 100% interest in twenty-three unpatented lode claims in Churchill County, Nevada. The option agreement calls for net smelter royalties of 1% to 4% upon production and has a provision for termination for non-compliance. Pursuant to the option agreement, the Company is required to make option payments totaling $210,000 as follows:

		i.	$5,000 upon signing the agreement (paid)
		ii.	$5,000 on January 10, 2005 (paid)
		iii.	$10,000 on January 10, 2006
		iv.	$15,000 on January 10, 2007
		v.	$25,000 on January 10th of each year from 2008 to 2012 ; and
		vi.	$50,000 on January 10, 2013

	b)	Lincoln Flat Property

The Company has entered into an option agreement dated December 24, 2003 for the acquisition of a 100% interest in twelve mineral claims in Lyon and Douglas Counties, Nevada. The option agreement calls for net smelter royalties of 1% - 4% upon production and has a provision for termination for non- compliance. Pursuant to the option agreement, the Company is required to make option payments totaling $210,000 as follows:

		i.	$5,000 upon signing the agreement (paid)
		ii.	$5,000 on January 10, 2005 (paid)
		iii.	$10,000 on January 10, 2006
		iv.	$15,000 on January 10, 2007
		v.	$25,000 on January 10th of each year from 2008 to 2012 ; and
		vi.	$50,000 on January 10, 2013

	c)	JDS Property

The Company acquired, by staking a 100% interest in seventy-seven mineral claims in Eureka County, Nevada.

	d)	Basin Property

The Company has entered into an option agreement dated February 12, 2004 for the acquisition of a 100% interest in ten mineral claims in Nye County, Nevada. The option agreement calls for net smelter royalties upon production and has a provision for termination for non-compliance. Pursuant to the option agreement, the Company is required to make option payments totaling $94,200 as follows:

		i.	$3,200 upon signing the agreement (paid)
		ii.	$1,000 by August 1, 2004 (paid)
		iii.	$15,000 by March 1, 2006
		iv.	$25,000 by March 1, 2007
		v.	$50,000 by March 1, 2008

In addition, the Company agreed to drill a minimum of six reverse circulation holes on the claims by August 15, 2005, or make a cash payment of $10,000.

The Company has determined not to proceed with the drill program on the Basin Property, as required to be completed by August 15, 2005, based on the determination to prioritize exploration of the other Nevada mineral properties. Accordingly, the Company’s interest in the Basin Property will lapse effective August 15, 2005.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

	e)	Buffalo Valley Property

By Letter Agreement dated July 9, 2004, the Company entered into a mining property lease agreement for a term of 20 years. The Company paid $10,000 on signing, and is committed to pay advance royalties of $20,000 in each of the first two years, $40,000 each in the third and fourth year, escalating to $80,000 per year plus a cost of living increase in year eleven.

The agreement is subject to a net smelter return royalty ranging form 3% to 5%.

	f)	Jenny Hill Property

By Letter Agreement dated September 28, 2004, the Company entered into a mining property lease agreement comprising ninety-seven mineral claims in Mineral and Nye Counties, Nevada for a term of 7 years. The Company is committed to pay advance royalties totaling $1,500,000 over a seven year period, and complete a work program on the property of $50,000, in the first year, and $100,000 every year thereafter.

The agreement is subject to a net smelter return royalty of 2%.

6.	Loans Payable

During the three months ended March 31, 2005, the Company repaid the loan payable of $46,000, which bore interest at 5% per annum, was unsecured and was repayable on demand.

7.	Related Party Transactions

	a)	During the six months ended June 30, 2005, the Company paid management fees of $32,500 to an officer of the Company and $15,515 to a company with a director related to the Company.

b)
At June 30, 2005, the Company owed various directors, officers and a company with a director related to the Company, $10,326 (December 31, 2004 - $12,479). These amounts are unsecured, non-interest bearing and due on demand.

8.	Note Payable

On January 28, 2004, the Company issued a $200,000 convertible note with 5,000,000 warrants to purchase common stock of the Company at $0.04 per share which expire on January 28, 2006. The note carries an interest rate of 10% compounded monthly and is due on January 28, 2006. The interest is payable annually with the second year interest payment due with the principal amount. The holder can convert any portion of the debt to common stock at the value of $0.04 per share until the maturity date. Warrants can be exercised at a minimum of 1,000 shares per exercise at $0.04 per share until the expiration date.

9.	Common Shares

a)
On December 20, 2004, the Company issued 2,300,000 units at $0.30 per unit for total cash proceeds of $690,000. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one additional share at $0.40 for one year or at $0.50 per share for a second year.

During the three months ended March 31, 2005, the Company received the balance of the share subscription receivable of $528,000.

b)
On March 10, 2005, the Company completed a private placement offering by issuing 2,045,000 units at $0.30 per unit for total cash proceeds of $613,500, of which $468,000 was recorded as share subscriptions receivable. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional share at $0.40 for one year or at $0.50 per share for a second year. The Company paid commissions of $38,010 in connection with this offering. In April 2005, the Company received the balance of the share subscription receivable of $468,000.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2005
(Expressed in U.S. dollars)
(unaudited)

c)
On March 10, 2005, the Company completed a private placement offering by issuing 1,000,000 units at $0.30 per unit for total cash proceeds of $330,000, of which $84,000 was recorded as share subscriptions receivable. Each unit consists of one common share and one share purchase warrant entitling the holder to purchase one additional share at $0.40 for one year or at $0.50 per share for a second year. The Company paid commissions of $4,200 in connection with this offering. In April 2005, the Company received the balance of the share subscription receivable of $84,000.

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

Our exploration programs will be directed by our management and will be supervised by Mr. Jeffrey Wilson, our vice-president of exploration. We will engage contractors to carry out our exploration programs under Mr. Wilson’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according to the specific exploration program on each property. Our budgets for our exploration programs are set forth in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the heading “Description of Properties.” These explorations plans will vary based on the results of exploration programs that we complete and based on decisions of our management regarding the prioritization of exploration programs based on funds available to us. We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for reverse-circulation drilling.

We are an exploration stage company. All of our projects are at the exploration stage and there is no assurance that any of our mining properties contain a commercially viable ore body. We plan to undertake further exploration of our properties. We anticipate that we will require additional financing in order to pursue full property exploration. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

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

PLAN OF OPERATIONS

Our planned exploration expenditures for the next twelve months on our Nevada mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

	Planned Exploration
	Program Expenditures	Amount of Annual
	for the Next Twelve	Claim Maintenanne	Amount of Property
Property	Months	Fees Due:	Payment due:
Buffalo Valley Property	$30,000	$35,887	$20,000
Hannah Property	173,000	3,075	-
JDS Property	174,000	12,362	-
Jenny Hill Property	150,000	12,983	25,000
Lincoln Flat Property	178,000	3,575	-
Basin Property	-	-	-

	$705,000	$67,882	$45,000

In addition to our planned exploration expenditures, we anticipate spending approximately $50,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $1,417,882 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $716,947 and working capital in the amount of $399,848 as of June 30, 2005. Based on our planned expenditures, we will require a minimum of approximately $1,018,000 to proceed with our plan of operations over the next twelve months. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

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

EXPLORATION ACTIVITIES DURING THE FIRST HALF OF 2005

Hannah Property

We commenced field exploration work on our Hannah property during the first quarter of 2005. The field work included obtaining soil samples as part of a soil sampling program. Results from 132 new soil samples were combined with results from 50 previous samples to define a conspicuous soil gold anomaly approximately 3000 feet in length and locally over 500 feet in width. We believe that this identified anomaly warrants more advanced exploration. As a result, we submitted a Notice of Intent to Operate and a Reclamation Bond for drilling 10 exploration holes to the U.S. Bureau of Land Management (the “BLM”). The BLM approved our submission and we commenced track-mounted, reverse-circulation drilling on identified gold geochemical targets in May. This drilling program was completed in early June. Eleven (11) holes were completed for a total footage of 4,815 ft. Two holes, H-11 and H-1, encountered encouraging gold-silver mineralization in the western portion of the target area. Although strong alteration was encountered elsewhere to the east, the remaining holes were barren.

Holes H-11 and H-1 were drilled approximately 75 ft apart to test a structural target defined by a conspicuous, silicified iron-stained breccia cutting bleached and highly altered Triassic metasedimentary rocks. The small breccia outcrop is exposed on the edge of a pediment (gravel over bedrock) that slopes away to the west.

Hole H-11 (-60°) encountered 10 ft of shallow, highly oxidized mineralization grading 0.094 ounces per ton (“opt”) of gold (“Au”) and 5.05 opt of silver (“Ag”) from 15 to 25 ft, including 5 ft grading 0.150 opt Au and 7.18 opt Ag. Hole H-1 (-45°) encountered 35 ft of shallow, highly oxidized mineralization grading 0.016 opt Au from 40 to 75 ft, including 5 ft grading 0.029 opt Au + 0.88 opt Ag.

We believe that the shallow mineralized drill hole intercepts represent “leakage” along faults derived from gold-silver mineralization under adjacent pediment gravels. No drilling has been conducted in the pediment area. We believe that follow-up work is warranted.

Lincoln Flat Property

We commenced field exploration work on the Lincoln Flat property during the first quarter of 2005 with the objective of further exploring a gold-hematite breccia target and a fracture-controlled gold porphyry target.

We submitted a Notice of Intent to Operate and Reclamation Bond to the U.S. Bureau of Land Management with the objective of drill testing the two target areas in June 2005. Permitting has been approved by the U.S. Bureau of Reclamation. We plan to drill nine reverse-circulation drill holes in the current quarter for a total footage of approximately 5,400 ft. A track-mounted drill rig will be utilized to minimize surface disturbance. Drilling will focus on five areas defined by anomalous gold in bedrock and soils. Four holes will test a gold-hematite breccia target in the immediate vicinity of the old “Iron Cap” exploration adit where dump material contains ore-grade gold. Two angle holes are planned to test a structural zone approximately 1400 ft northeast of the “Iron Cap” target. Exploration drilling will also test three raw geochemical gold targets that are widely spaced on the claim block. Drill cuttings will be assayed for gold and copper.

Jenny Hill Property

We staked eighty-five (85) new lode claims during the first quarter of 2005 in order to expand the Jenny Hill property to cover additional property that we believe is prospective for gold exploration. We now control 182 contiguous lode claims that cover approximately 3,640 acres. We initiated limited field exploration work during our first quarter which consisted largely of reconnaissance sampling on the newly acquired ground and detail geologic mapping and sampling in the northern portion of the claim block.

We initiated a large, GPS-based, ground magnetometer survey in late April. The survey was completed by a Reno-based geophysical contractor in early May. The survey was conducted to help identify structures related to mineralization and skarn. The magnetometer lines were combined with a previous survey (same contractor) for a total of 68 lines on approximately 100 meter spacing for a total of 105 line-kilometers of data acquisition. The entire claim block is now covered by the magnetometer survey. Subsequent data was interpreted by a certified, Reno-based geophysicist who produced maps showing structure, geologic units, and mineral targets. These data will be used with newly acquired soil geochemical data to help identify drill targets.

Six gravity meter lines and one tie line were also surveyed by the same contractor on the northern portion of the claim block. The survey was conducted to identify depth to bedrock in covered areas and also to help identify concealed structures and rock types. Data interpretation remains in progress. This portion of the claim block has potential for Carlin-type gold hosted in Triassic sedimentary rocks.

Geologic field work is continuing on the property.

Buffalo Valley Property

Our exploration work on the Buffalo Valley property has focused largely on acquisition and compilation of past geophysical and drilling data. We plan to continue to review existing data and may decide to conduct a mercury soil gas survey to further define targets for advanced exploration.

We are continuing our efforts to find a joint venture partner to help finance further exploration of this large claim block (7.5 sq miles) in the northern portion of the Battle Mountain-Eureka mineral belt. We believe that potential exists for Carlin-type gold deposits and gold-silver skarns. Interest in a joint venture has been expressed by an intermediate-sized gold producer, however discussions are preliminary and no agreement has been concluded.

JDS Property

During the first quarter of 2005, we interpreted newly acquired geophysical data that corroborated the presence of a possible large intrusive body or dike swarm along the north-western perimeter of the claim block. We believe that this is a favorable geologic environment for gold mineralization. We are seeking a joint venture partner to help finance further exploration of the property.

We plan to complete a mercury soil gas survey during our current quarter. Soil gas measurements will be collected from approximately 250 stations, largely on the northern portion of the claim block. The property is underlain by lower plate carbonate strata and possible intrusive rocks indicated by gravity and magnetic data. These rocks are favorable hosts for Carlin-type gold deposits which often have elevated mercury values. Over geologic time, mercury vapor can permeate enclosing strata and be detected at the surface. The soil gas survey is designed to identify mercury anomalies that may be related to concealed gold deposits.

New Opportunities

We reviewed several prospective gold properties in Nevada and Mexico during the second quarter. We are also planning site visits to evaluate prospective Mexican properties during the current quarter. We did not enter into any agreements to acquire any interests in the properties we reviewed. We plan to continue to review new opportunities on a case-by-case basis.

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

RESULTS OF OPERATIONS

Our results of operations for the six months ended June 30, 2005 are summarized below:

	Six months			Three months
	ended	ended		ended	ended
	Jun 30,	Jun 30,		Jun 30,	Jun 30,
	2005	2004	Increase	2005	2004	Increase
Net loss	$ (791,700)	$ (333,425)	$ 458,275	$ (511,721)	$ (313,883)	$ 197,838
Exploration expenditures	327,225	38,145	289,080	264,300	28,268	236,032

Both our net loss and exploration expenditures increased substantially for both the six month period and the three month period ended June 30, 2005 over the corresponding periods in 2004. These increases are attributable largely to our increased exploration activities during 2005, as outlined under the heading “Exploration Activity During the First Half of 2005”. We anticipate that our expenses and net loss will continue to increase throughout the current fiscal year in comparison with 2004 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued increased professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at June 30, 2005 was $716,947 compared to $127,785 as of December 31, 2004. We had working capital of $399,848 as of June 30, 2005 compared to a working capital deficit of $243,959 as of December 31, 2004.

March 2005 Private Placement Financing

We completed a private placement financing in March 2005 for net proceeds of $905,190. The private placement financing was comprised of the issue of an aggregate of 3,3,045,000 units (each a “Unit”) at a price of $0.30 per Unit to an aggregate of 53 purchasers for total proceeds of $943,500. Each Unit is comprised of one share of common stock and one share purchase warrant (a “Warrant”). Each Warrant entitles the investor to purchase one additional share of common stock for a two year period at a price of $0.40 per share during the period from the date of issue to the date that is one year from the date of issue and at a price of $0.50 per share during the period from the date that is one year from the date of issue to the date that is two years from the date of issue. During our second quarter, we completed the filing of a registration statement with the Securities and Exchange Commission in order to register the resale by the investors of the private placement shares and the shares issuable upon exercise of the warrants.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $1,417,882, as outlined above under the heading “Plan of Operations”. We anticipate that we will require a minimum of approximately $1,018,000 in additional financing to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

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

CRITICAL ACCOUNTING POLICIES

Mineral Property Acquisition Payments and Exploration Costs

We have been in the exploration stage since our formation on September 25, 2003 and we have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Stock Based Compensation

We have elected to apply intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of our employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. We have not, to the date of our June 30, 2005 financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

ITEM 3.           CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during our second quarter ended June 30, 2005.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our second quarter ended June 30, 2005.

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 29, 2004 (4).
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed as an exhibit to our Form 10QSB originally filed August 6, 2004.
(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.
(6)	Filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005..
(7)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORP.

By:	/s/ Paul Saxton
Paul Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: August 16, 2005