Form 10QSB
period 2005-09-30
LINCOLN GOLD CORP
filed 2005-11-21
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2005

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 0-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1410, 800 West Pender Street, Vancouver, BC	V6C 2V6
(Address of principal executive offices)	(Zip Code)

604-689-1659
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 41,865,000 shares of Common Stock as of September 30, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I

ITEM 1.	FINANCIAL STATEMENTS

Our unaudited financial statements for the nine months ended September 30, 2005, as set forth below, are included with this Quarterly Report on Form 10-QSB:

PAGE

Balance Sheet as at September 30, 2005	F-1

Statements of Operations for the three and nine months ended September 30, 2005 and 2004 and for the period from inception (September 25, 2003) to September 30, 2005	F-2

Statements of Cash Flows for the three and nine months ended September 30, 2005 and 2004 and for the period from inception (September 25, 2003) to September 30, 2005	F-3

Notes to Financial Statements	F-4

Lincoln Gold Corporation
(An Exploration Stage Company)
Balance Sheet
(Expressed in U.S. dollars)
(Unaudited)

September 30,
2005
$

ASSETS

Current Assets
Cash	238,613
Prepaid expenses	8,579

Total Current Assets	247,192

Property and Equipment (Note 4)	8,050

Total Assets	255,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	46,761
Accured liabilities	3,500
Due to related parties (Note 7)	1,672
Note payable (Note 8)	100,000

Total Liabilities	151,933

Commitments and Contingencies (Note 1 and 5)

Stockholders' Equity

Common Stock (Note 9), 100,000,000 shares authorized, $0.001 par value
41,865,000 shares issued and outstanding	41,865

Additional Paid-in Capital	3,092,488

Deficit Accumulated During the Exploration Stage	(3,031,044)

Total Stockholders' Equity	103,109

Total Liabilities and Stockholders' Equity	255,242

(The accompanying notes are an integral part of these financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

	From
	September 25,
	2003	For the nine	For the nine	For the three	For the three
	(Date of Inception)	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2005	2005	2004	005	2004
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Advertising and investor relations	598,327	315,449	268,055	18,364	11,280
Amortization	1,256	1,256	-	784	-
Filing and transfer fees	14,200	10,649	1,849	1,568	505
Foreign exchange	1,838	163	1,198	(291)	1,861
General and administrative	71,967	56,894	5,821	18,624	5,005
Management fees	80,347	75,847	2,500	27,832	1,500
Mineral property acquisition and
exploration expenditures	809,525	534,890	223,182	207,665	185,037
Professional fees	109,353	59,148	32,689	17,582	6,899
Stock-based compensation	1,145,663	108,000	-	108,000	-
Travel	41,484	23,041	6,357	4,704	5,143

Total expenses	2,873,960	1,188,975	541,651	408,470	217,230

Net Loss Before Other Items	(2,877,598)	(1,185,337)	(541,651)	(404,832)	(217,230)

Other Income (Expense)
Interest income	2,431	2,431	-	-	-
Interest expense	(38,163)	(19,116)	(14,904)	(5,490)	(5,900)

Net Loss For the Period	(2,909,692)	(1,202,022)	(556,555)	(410,322)	(223,130)

Net Loss Per Share - Basic and Diluted		(0.03)	(0.02)	(0.01)	(0.01)

Weighted Average Shares Outstanding		40,814,000	28,194,000	40,814,000	36,100,000

(The accompanying notes are an integral part of these financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	From
	September 25, 2003	For the nine	For the nine
	(Date of Inception)	Months Ended	Months Ended
	to September 30,	September 30,	September 30,
	2005	2005	2004
	$	$	$
Cash Flows Used In Operating Activities
Net loss for the period	(2,909.692)	(1,202,022)	(556,555)
Adjustments to reconcile net loss to cash used in
operating activities:
Amortization	1,256	1,256	-
Stock-based compensation	1,145,663	108,000	-
Changes in operating assets and liabilities:
Prepaids	(8,579)	(8,579)	-
Account payable and accrued liabilities	(52,109)	(63,004)	(57)
Due to related parties	(418)	(8,717)	-
Net Cash Used in Operating Activities	(1,823,879)	(1,173,066)	(556,612)
Cash Flows Used in Investing Activities
Purchase of property and equipment	(9,306)	(9,306)	-
Net Cash Flows Used in Investing Activities	(9,306)	(9,306)	-
Cash Flows From Financing Activities
Cash aquired on acquisition of subsidiary	68	-	68
Proceeds from loans payable	50,180	-	-
Repayment of loan payable	(48,090)	(48,090)	-
Issuance of note payable	100,000	(100,000)	200,000
Proceeds from share subscriptions receivable	-	528,000	-
Proceeds from issuance of common stock	1,969,640	913,290	350,000
Net Cash Flows From Financing Activities	2,071,798	1,293,200	550,068
Increase (Decrease) in Cash	238,613	110,828	(6,544)
Cash - Beginning of Period	-	127,785	15,405
Cash - End of Period	238,613	238,613	8,861
Non-cash Investing and Financing Activities
Shares issued to creditors for services	108,000	108,000	-

Supplemental Disclosures
Interest paid	35,000	35,000	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2005, the Company has never generated any revenues and has accumulated losses of $3,031,044 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Property and Equipment

Property and equipment consists of office equipment and fixtures, computer software, and computer hardware and is recorded at cost. Amortization is based on a straight line basis over the following periods: Office equipment and fixtures – five years; computer software – two years; computer hardware – three years.

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

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

The Company has elected to apply intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock- based awards in accordance with the provisions of APB 25 are required to disclose pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

l)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Non-monetary assets – An amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

	n)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation

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

Effective March 26, 2004, Braden Technologies Inc. changed its name to Lincoln Gold Corporation.

The acquisition is summarized as follows:

Current Assets	$ 68
Current Liabilities	(102,370)

Net Asset (Deficiency)	$ (102,302)

4.	Property and Equipment

	Cost $	Accumulated Amortization $	September 30, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $

Office Equipment & Fixtures	3,285	295	2,990	-
Computer Hardware	4,676	513	4,163	-
Computer Software	1,345	448	897	-

	9,306	1,256	8,050	-

5.	Mineral Property Interests

a)	Hannah Property

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

b)	Lincoln Flat Property

The Company has entered into an option agreement dated December 24, 2003 for the acquisition of a 100% interest in twelve mineral claims in Lyon and Douglas Counties, Nevada. The option agreement calls for net smelter royalties of 1% - 4% upon production and has a provision for termination for non-compliance. Pursuant to the option agreement, the Company is required to make option payments totaling $210,000 as follows:

	i.	$5,000 upon signing the agreement (paid)
	ii.	$5,000 on January 10, 2005 (paid)
	iii.	$10,000 on January 10, 2006
	iv.	$15,000 on January 10, 2007
	v.	$25,000 on January 10th of each year from 2008 to 2012; and
	vi.	$50,000 on January 10, 2013

During the three months ended September 30, 2005, the Company determined not to proceed with the option agreement. The Company has no further obligation with respect to either the Lincoln Flat Project or the option agreement, other than to complete approximately $15,000 of reclamation work relating to the drilling that was completed.

c)	JDS Property

The Company acquired, by staking a 100% interest in seventy-seven mineral claims in Eureka County, Nevada.

d)	Basin Property

The Company entered into an option agreement dated February 12, 2004 for the acquisition of a 100% interest in ten mineral claims in Nye County, Nevada. The option agreement calls for net smelter royalties upon production and has a provision for termination for non- compliance. Pursuant to the option agreement, the Company is required to make option payments totaling $94,200 as follows:

	i.	$3,200 upon signing the agreement (paid)
	ii.	$1,000 by August 1, 2004 (paid)
	iii.	$15,000 by March 1, 2006
	iv.	$25,000 by March 1, 2007
	v.	$50,000 by March 1, 2008

In addition, the Company agreed to drill a minimum of six reverse circulation holes on the claims by August 15, 2005, or make a cash payment of $10,000.

The Company has determined not to proceed with the drill program on the Basin Property, as required to be completed by August 15, 2005, based on the determination to prioritize exploration of the other Nevada mineral properties. Accordingly, the Company’s interest in the Basin Property lapsed August 15, 2005.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
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

The agreement is subject to a net smelter return royalty of 2%.

	g)	La Bufa Property

On August 5, 2005, the Company entered into a Letter of Intent with Almaden Minerals Ltd. (“Almaden”), a public company listed on the Toronto Stock Exchange, to form a joint venture for the exploration and development of the La Bufa property, located in Chihuahua, Mexico. The property is held by Mineral Gavilan, S.A. de C.V., a Mexican corporation 100% owned by Almaden. Under the Letter of Intent, the Company may acquire a 51% interest in the Bufa property by spending $2,000,000 on the property over four years and by issuing 350,000 restricted shares of the Company to Almaden over a five year period. In addition, the Company may acquire another 9% of the property by spending an additional $1,000,000 on the property. If production is achieved, the Company will pay a bonus of 100,000 restricted shares to Almaden. The Company is committed to spend $100,000 in the first year.

6.	Loans Payable

During the three months ended March 31, 2005, the Company repaid the loan payable of $46,000, which bore interest at 5% per annum, was unsecured and was repayable on demand.

7.	Related Party Transactions

	a)	During the nine months ended September 30, 2005, the Company paid management fees of $49,098 to an officer of the Company and $26,750 to a company with a director related to the Company.

b)

At September 30, 2005, the Company owed various directors, officers and a company with a director related to the Company, $1,672 (December 31, 2004 - $12,479). These amounts are unsecured, non-interest bearing and due on demand.

8.	Note Payable

On January 28, 2004, the Company issued a $200,000 convertible note with 5,000,000 warrants to purchase common stock of the Company at $0.04 per share which expire on January 28, 2006.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2005
(Expressed in U.S. dollars)
(unaudited)

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

On September 15, 2005 the Company completed an agreement whereby the Company repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days. With the completion of the first payment the convertible note was deemed to be repaid in full and both the conversion of debt to common stock along with the warrants was cancelled.

9.	Common Stock

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

	d)	On August 15, 2005, the Company issued 300,000 shares of common stock with a fair value of $108,000 in consideration for providing investor relations and shareholder communication services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

OVERVIEW

We are engaged in the acquisition and exploration of mineral properties in the State of Nevada and Northern Mexico. Our plan of operations for the next twelve months is to conduct exploration of our mineral properties in the State of Nevada and Mexico.

We hold interests in four groups of mineral properties in Nevada and one in Northern Mexico, as described below:

Name of Property	Location
Buffalo Valley Property	Humboldt, Lander & Pershing Counties, Nevada
Hannah Property	Churchill County, Nevada
JDS Property	Eureka County, Nevada
Jenny Hill Property	Mineral & Nye Counties, Nevada
La Bufa	State of Chihuahua, Mexico

Our plan of operations is to carry out exploration of our mineral properties. Our specific exploration plan for each of our mineral properties, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, other than our La Bufa property, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the heading “Description of Properties.” All of our exploration programs are early stage in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization.

Our exploration programs will be directed by our management and will be supervised by Mr. Jeffrey Wilson, our vice-president of exploration. We will engage contractors to carry out our exploration programs under Mr. Wilson’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according to the specific exploration program on each property. Our budgets for our exploration programs are set forth in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2004 under the heading “Description of Properties.” These exploration plans will vary based on the results of exploration programs that we complete and based on decisions of our management regarding the prioritization of exploration programs based on funds available to us. We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for reverse-circulation drilling.

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

PLAN OF OPERATIONS

Our planned exploration expenditures for the next twelve months on our Nevada and Mexican mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

	Planned Exploration
	Expenditures for the	Annual Claim
Property	Next 12 Months	Maintenance Fees	Property Payment
Buffalo Valley	$5,000	$-	$-
Hannah	97,000	3,075	10,000
JDS	133,000	12,362	-
Jenny Hill	330,000	2,983	25,000
Lincoln Flat	15,000	-	-
La Bufa	370,000	1,288	-

	$950,000	$19,708	$35,000

In addition to our planned exploration expenditures, we anticipate spending approximately $40,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of about $1,400,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $238,613 and working capital in the amount of $95,259 as of September 30, 2005. Based on our planned expenditures, we will require a minimum of approximately $1,495,000 to proceed with our plan of operations over the next twelve months. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our property and our plan of operations.

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

EXPLORATION ACTIVITIES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Hannah Property

We commenced field exploration work on our Hannah property located just east of Reno in the southwestern portion of the Trinity Range during the first quarter of 2005. The field work included obtaining soil samples as part of a soil sampling program. Results from 132 new soil samples were combined with results from 50 previous samples to define a conspicuous soil gold anomaly approximately 3000 feet in length and locally over 500 feet in width. We believe that this identified anomaly warrants more advanced exploration. As a result, we submitted a Notice of Intent to Operate and a Reclamation Bond for drilling 10 exploration holes to the U.S. Bureau of Land Management (the”BLM”). The BLM approved our submission and we commenced track-mounted, reverse-circulation drilling on identified gold geochemical targets in May. This drilling program was completed in early June. Eleven (11) holes were completed for a total footage of 4,815 ft. Two holes, H-11 and H-1, encountered encouraging gold-silver mineralization in the western portion of the target area. Although strong alteration was encountered elsewhere to the east, the remaining holes were barren.

Holes H-11 and H-1 were drilled approximately 75 ft apart to test a structural target defined by a conspicuous, silicified iron-stained breccia cutting bleached and highly altered Triassic metasedimentary rocks. The small breccia outcrop is exposed on the edge of a pediment (gravel over bedrock) that slopes away to the west.

Hole H-11 (-60°) encountered 10 ft of shallow, highly oxidized mineralization grading 0.094 ounces per ton (“opt”) of gold (“Au”) and 5.05 opt of silver (“Ag”) from 15 to 25 ft, including 5 ft grading 0.150 opt Au and 7.18 opt Ag. Hole H-1 (-45°) encountered 35 ft of shallow, highly oxidized mineralization grading 0.016 opt Au from 40 to 75 ft, including 5 ft grading 0.029 opt Au and 0.88 opt Ag.

We have determined that follow-up drilling is warranted. The shallow gold-silver intercepts are on the edge of a pediment and suggest “leakage” from a possible “Sleeper-type” deposit under adjacent pediment gravels. A drill program is being planned for later in the year or early 2006.

Lincoln Flat Property

We commenced field exploration work on the Lincoln Flat property during the first quarter of 2005 with the objective of further exploring a gold-hematite breccia target and a fracture-controlled gold porphyry target.

We submitted a Notice of Intent to Operate and Reclamation Bond to the U.S. Bureau of Land Management with the objective of drill testing the two target areas in June 2005. Permitting has been approved by the U.S. Bureau of Reclamation. Nine reverse-circulation drill holes were drilled for a total footage of approximately 5,400 ft. A track-mounted drill rig was utilized to minimize surface disturbance. Drilling focused on five areas defined by anomalous gold in bedrock and soils. Four holes tested a gold-hematite breccia target in the immediate vicinity of the old “Iron Cap” exploration adit where dump material contains ore-grade gold. Two angle holes tested a structural zone approximately 1400 ft northeast of the “Iron Cap” target. Exploration drilling also tested three raw geochemical gold targets that are widely spaced on the claim block. Drill cuttings were assayed for gold and copper.

Drilling results were received from the Company’s exploration program on the Lincoln Flat gold property, approximately 8 miles northwest of Yerington. Nine reverse-circulation holes were completed this summer for a total footage of 5,145 ft. Drilling was conducted to test various gold soil anomalies and geologic targets. Scattered intercepts of gold mineralization were encountered. These results did not meet our expectations and we have returned the property to the owner.

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

Field work is continuing on our large Jenny Hill property, located in the Black Hills in Gabbs Valley, between the Paradise Peak mine and Denton-Rawhide mine. The property is being systematically explored for Carlin-type gold targets in Triassic sedimentary rocks and for gold skarn and stockwork targets. Geophysical programs have been completed and geologic mapping remains in progress. Drill targets should be identified by year end. The $50,000 required to be spent on exploration was completed as required by the lease with option to purchase agreement under which we own our interest in this property.

Buffalo Valley Property

Our 7.5 -square-mile Buffalo Valley property, located in the northern portion of the prolific Battle Mountain- Eureka Mineral Belt, was optioned to Agnico-Eagle this summer. Potential exists for concealed Carlin-type gold deposits and gold skarns. Newmont and Glamis/Barrick are operating nearby. During the first half of 2005, we completed exploration work on the Buffalo Valley property that focused largely on acquisition and compilation of past geophysical and drilling data. We subsequently granted an option to Agnico-Eagle (USA) Ltd. in the summer of 2005 whereby Agnico-Eagle will have the right to earn an interest in the Buffalo Valley property in consideration for carrying out exploration on the Buffalo Valley property. Agnico-Eagle may earn up to a 75% interest in the property by spending US $3 million in 5 years, producing a feasibility study and arranging financing for Lincoln’s share of the required capital needed for mine development and construction. As a result of the granting of the option to Agnico- Eagle, we do not have any plans to complete our own exploration of the Buffalo Valley property.

We completed the $20,000 payment due pursuant to our lease agreement for the Buffalo Valley property to Nevada North Resources (U.S.A.), Inc. prior to the first anniversary, as required by the agreement. We have also paid all current BLM and County fees.

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

Target development continues to advance at our 100%-owned JDS property in the Cortez Trend at the northern end of the Simpson Park Mountains. We have identified a mercury soil gas anomaly over a conspicuous gravity high with interpreted intersecting structures. Bedrock is believed to be “lower plate” carbonate rocks favorable for Carlin-type gold mineralization. Magnetic and gravity data indicate possible adjacent and underlying intrusives to the claim block. We are presently conducting a single, detail gravity line across the target to confirm depth to bedrock. If we receive positive results we plan to proceed with a drilling program to test the target. The property is bounded by claims controlled by Placer Dome to the west and north.

New Opportunities

We reviewed several prospective gold properties in Nevada and Mexico during the second quarter. We are also planning site visits to evaluate prospective Mexican properties during the current quarter. One property, the La Bufa, in Chihuahua State was acquired. The details are shown below.

La Bufa Property

Location and Access

The La Bufa exploration concession is located in the southwest extremity of the state of Chihuahua, Mexico and is centered on the small town (mining district) of Guadalupe y Calvo in the Sierra Madre Occidental. The single exploration concession adjoins and surrounds other concessions within the district. Net area is 1040.75 hectares (approximately 2571 net acres). The nearest commercial airport is in the city of Chihuahua, 480 km by road from the property. All-season vehicle access to the property is excellent. The town of Guadalupe y Calvo is the terminus of the paved, well-maintained Mexico Highway 24 which winds 270 kilometers from mining town of Hidalgo del Parral to the northeast. Access on the concession is via dirt roads.

On 5th August, 2005, we executed a Letter of Intent to Joint Venture the La Bufa property with Almaden Minerals Ltd., a TXE-listed company. The property is held by Minera Gavilan, S.A. de C.V., a Mexican corporation 100% owned by Almaden Minerals Ltd.

Under the letter of intent, we may acquire a 60% interest in the Bufa project by spending US$3 Million on the property and issuing 450,000 shares of Lincoln to Almaden over a five year period. We have committed to spend US$100,000 in the first year and must issue 50,000 shares upon approval by the TSX. Should the Bufa property enter production, we must issue a further 100,000 shares to Almaden.

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

We were incorporated as Braden Technologies Inc. Effective March 26, 2004, we acquired 100% of the issued and outstanding shares of Lincoln Gold Corp. by issuing 24,000,000 shares of our common stock. We subsequently merged with Lincoln Gold Corp. and changed our name to Lincoln Gold Corporation. Since the acquisition transaction resulted in the former shareholders of Lincoln Gold Corp. owning the majority of our issued and outstanding shares, the transaction, which is referred to as a “reverse take-

over”, has been treated for accounting purposes as an acquisition by Lincoln Gold Corp. of the net assets and liabilities of Braden Technologies Inc. Under this purchase method of accounting, the results of operations of Braden Technologies Inc. are included in these consolidated financial statements from March 26, 2004. Our date of inception is the date of inception of Lincoln Gold Corp., being September 25, 2003 and our financial statements are presented with reference to the date of inception of Lincoln Gold Corp.

RESULTS OF OPERATIONS

Our results of operations for the nine months ended September 30, 2005 are summarized below:

	Nine months					Three months
	ended		ended			ended		ended
	Sep 30,		Sep 30,			Sep 30,		Sep 30,
	2005		2004		Increase	2005		2004		Increase
Net loss	$(1,202,022	) $	(556,555	) $	645,467	$(410,322	) $	(223,130	) $	187,192
Exploration expenditures	534,890		223,182		311,708	207,665		185,037		22,628

Both our net loss and exploration expenditures increased substantially for both the nine month period and the three month period ended September 30, 2005 over the corresponding periods in 2004. These increases are attributable largely to our increased exploration activities during 2005, as outlined under the heading “Exploration Activity During the Nine Months Ended September 30, 2005”. We anticipate that our expenses and net loss will continue to increase throughout the current fiscal year in comparison with 2004 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued increased professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at September 30, 2005 was $238,613 compared to $127,785 as of December 31, 2004. We had working capital of $95,259 as of September 30, 2005 compared to a working capital deficit of $243,959 as of December 31, 2004.

March 2005 Private Placement Financing

We completed a private placement financing in March 2005 for net proceeds of $905,190. The private placement financing was comprised of the issue of an aggregate of 3,145,000 units (each a “Unit”) at a price of $0.30 per Unit to an aggregate of 53 purchasers for total proceeds of $943,500. Each Unit is comprised of one share of common stock and one share purchase warrant (a “Warrant”). Each Warrant entitles the investor to purchase one additional share of common stock for a two year period at a price of $0.40 per share during the period from the date of issue to the date that is one year from the date of issue and at a price of $0.50 per share during the period from the date that is one year from the date of issue to the date that is two years from the date of issue. During our second quarter, we completed the filing of a registration statement with the Securities and Exchange Commission in order to register the resale by the investors of the private placement shares and the shares issuable upon exercise of the warrants.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $1,495,000, as outlined above under the heading “Plan of Operations”. We anticipate that we will require a minimum of approximately $1,400,000 in additional financing to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

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

Outstanding Convertible Note

We arranged for a $200,000 convertible note during the fiscal year ended December 31, 2004. On September 15, 2005 we completed an agreement whereby we repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days. With the completion of the first payment the convertible note was deemed to be repaid in full and the ability of the holder to convert the debt into common stock and share purchase warrants was cancelled.

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

CRITICAL ACCOUNTING POLICIES

Mineral Property Acquisition Payments and Exploration Costs

We have been in the exploration stage since our formation on September 25, 2003 and we have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the unitsof- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. We have not, to the date of our September 30, 2005 financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

ITEM 3.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During our most recently completed fiscal quarter ended, September 30, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On August 15, 2005, we issued 300,000 shares of our common stock to two consultants. The shares were issued to the consultants as consideration for services provided by consultants. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Act”). The consultants executed an investment agreement with us whereby they represented their status as sophisticated purchasers, confirmed their intention to acquire the shares for investment purposes and acknowledged that the shares were “restricted securities” within the meaning of the Act. All certificates representing the shares were endorsed with a restrictive legend.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our second quarter ended September 30, 2005.

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

LINCOLN GOLD CORP.

Date: November 18, 2005	By:	/s/ Paul Saxton

Paul Saxton, President
Chief Executive Officer and Chief Financial Officer
Director