Form 10KSB
period 2005-12-31
LINCOLN GOLD CORP
filed 2006-03-31
CIK 1080535

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2005

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 0-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer in its charter)

Nevada	88-0419475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 350 – 885 Dunsmuir Street
Vancouver, British Columbia, Canada	V6C 1N5
(Address of principal executive offices)	(Zip Code)

(604) 688-7377
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.) $5,879,700 as of March 30, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 41,915,000 shares of common stock as of March 30, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

1 of 50

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

2 of 50

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

MINERAL PROPERTIES AND PLAN OF OPERATIONS

We hold interests in five groups of mineral properties, with four properties located in Nevada and one property located in Mexico, as described below:

Name of Property	Location
Buffalo Valley Property	Humboldt, Lander & Pershing Counties, Nevada
Hannah Property	Churchill County, Nevada
JDS Property	Eureka County, Nevada
Jenny Hill Property	Mineral & NYE Counties, Nevada
La Bufa	Mexico

Our plan of operations is to carry out exploration of our mineral properties. Our specific exploration plan for each of our mineral properties, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, is presented in the section of this Annual Report on Form 10-KSB entitled “Description of Properties.” All of our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization.

Our exploration programs will be directed by our management and will be supervised by Mr. Jeff Wilson, our vice-president of exploration. We will engage contractors to carry out our exploration programs under Mr. Wilson’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according the specific exploration program on each property. Our budgets for our exploration programs are set forth in the section of this Annual Report on Form 10-KSB entitled “Description of Properties.” We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for reverse-circulation drilling.

3 of 48

We plan to complete our exploration programs within the periods specified in the section of this Annual Report on Form 10-KSB entitled “Description of Properties.” Key factors that could delay completion of our exploration programs beyond the projected timeframes include the following.

(a)	Poor availability of drill rigs due to high demand in Nevada and Mexico;
(b)	Delays caused by permitting and bonding with the US Bureau of Land Management with respect to drilling programs;
(c)	Our inability to identify a joint venture partner and conclude a joint venture agreement where we anticipate a joint venture will be required due to the high costs of a drilling program;
(d)	Adverse weather, including heavy snow; and
(e)	Our inability to obtain sufficient funding.

Key factors that could cause our exploration costs to be greater than anticipated include the following:

(a)	adverse drilling conditions, including caving ground, lost circulation, the presence of artesian water, stuck drill steel and adverse weather precluding drill site access;
(b)	increased costs for contract geologists and geochemical sampling crews due to increased in demand in Nevada; and
(c)	increased drill rig and crew rental costs due to high demand in Nevada and Mexico.

Our board of directors will make determinations as whether to proceed with the additional exploration of our Nevada and Mexico mineral properties based on the results of the preliminary exploration that we undertake. In completing these determinations, we will make an assessment as to whether the results of the preliminary exploration are sufficiently positive to enable us to achieve the financing that would be necessary for us to proceed with more advanced exploration.

We may consider entering into joint venture arrangements on several of our mineral properties, as noted in the section of this Annual Report on Form 10-KSB entitled “Description of Properties”, to provide the required funding to pursue drilling and advanced exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner. The assignment of the interest would be conditional upon contribution by the joint venture partner of capital to enable the advanced exploration on the mineral properties to proceed. We are presently in the process of attempting to locate a joint venture partner for our mineral claims, but we have not concluded any joint venture agreements to date. There is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. We have renewed all of our Nevada mineral claims by making the required filings with the Bureau of Land Management by September 1, 2005. We further plan to renew all of our mineral claims by making the required filings with the Bureau of Land Management by September 1, 2006 except where we determine to abandon exploration of any mineral claim prior to September 1, 2006. All exploration activities on our mineral claims are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of gold, then we would attempt to complete feasibility studies on our property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of gold mineralization.

If we determine not to proceed with further exploration of any of our mineral claims due to results from geological exploration that indicate that further exploration is not recommended or due to our lack of financing, we will attempt to acquire additional interests in new mineral resource properties. Due to our limited finances, there is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a

4 of 48

new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

PRIOR EXPLORATION ACTIVITIES

A summary of our exploration activities on properties that have been discontinued prior to January 1, 2005 is included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Lincoln Flat Property

We previously held option to acquire a 100% interest in the claims comprising the Lincoln Flat project, subject to a net smelter royalty, pursuant an option agreement dated December 24, 2003 between us and Larry and Susan McIntosh of Gardnerville, Nevada, as optionors. The Lincoln Flat property is comprised of twenty-seven (27) unpatented lode claims covering approximately 540 acres (0.84 sq miles) in Lyon and Douglas Counties Nevada. We had the option to acquire a 100% interest in the Lincoln Flat property by making aggregate payments to the optionors in the amount of $210,000.

We commenced field exploration work on the Lincoln Flat property during the first quarter of 2005 with the objective of further exploring a gold-hematite breccia target and a fracture-controlled gold porphyry target. This field work included a soil sampling and rock-chip sampling program.

We submitted a Notice of Intent to Operate and Reclamation Bond to the U.S. Bureau of Land Management with the objective of drill testing the two target areas in June 2005. Permitting was approved by the U.S. Bureau of Reclamation. We drilled nine reverse-circulation drill holes during the summer of 2005 for a total footage of 5,145 ft. Drilling was conducted to test various gold soil anomalies and geologic targets. While scattered intercepts of gold were encountered, the results did not meet our expectations. As a result, we terminated the option agreement and the property has been returned to the owner. We have no further liabilities or obligations with respect to either the Lincoln Flat Project or the option agreement other than to complete approximately $15,000 of reclamation work relating to the drilling that we completed. This reclamation work is required under our drilling permit.

New Opportunities

During 2005, we continued to review new prospective gold exploration opportunities in Nevada, Utah, Arizona, California, and Mexico. We plan to continue to review new opportunities on a case-by-case basis.

COMPETITION

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

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

5 of 48

We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

GOVERNMENT REGULATIONS

We will be required to obtain work permits from the United States Bureau of Land Management (“BLM”) for any exploration work on our Nevada mineral properties that results in a physical disturbance to the land. We will not be required to obtain a work permit for any phase of our proposed mineral exploration programs that does not involve any physical disturbance to the mineral claims, such as data compilation, field work and geochemical surveys. We will be required to obtain work permits for all drilling operations that we plan to conduct on our mineral properties. Prior to commencing drilling operations on any of our properties, we must submit a “Notice of Intent to Operate” to the BLM and post a bond as security for our obligation to complete reclamation activities. We will be required by the Bureau of Land Management to undertake remediation work on any work that results in physical disturbance to the mineral claims, including drilling programs. We estimate that the cost of remediation work for our drilling programs will be approximately $25,000 for each drilling program. The estimated amount of remediation work is included within our budgets for our exploration programs. The actual amount of reclamation cost will vary according to the degree of physical disturbance.

We have made all current Bureau of Land Management filings for our Nevada properties. All claims are in good standing until September 1, 2006. Applicable county fees have also been paid.

The La Bufa property is an exploration concession granted by a branch of the Mexican government and is for a three year terms. Thereafter, the La Bufa property may be converted into an exploitation concession that would have a term of fifty years. The La Bufa property is presently beginning the second year of the tem of its exploration concession. An annual fee of $1.25 pesos per hectare is due to the Mexican federal government. The net area of the La Bufa exploration concession is 1040.75 hectares, thereby requiring an annual payment of $1300.94 pesos.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not spent any amounts on research and development activities since our inception. Our planned expenditures on our exploration programs are summarized under the section of this Annual Report on Form 10-KSB entitled “Description of Properties.”

EMPLOYEES

We have two employees, namely Paul Saxton, our chief executive officer and chief financial officer, and Jeffrey Wilson, our vice-president of exploration. We carry out our exploration programs through contracts with third parties, including geologists, engineers, drilling companies.

SUBSIDIARIES

We do not have any subsidiaries.

6 of 48

ITEM 2.                DESCRIPTION OF PROPERTIES.

DESCRIPTION OF PROPERTIES

We maintain our head office located at Suite 350 – 885 Dunsmuir Street, Vancouver, B.C., V6C 1N5. These premises are located at the business premises of our president, Mr. Paul Saxton. We pay a proportionate share of rent and administrative expenses associated with these premises.

Our operations office is located at 325 Tahoe Drive, Carson City, Nevada, 89703. Our operations office is located in the home of Mr. Jeff Wilson, our vice-president of exploration. These premises are provided by Mr. Wilson at no cost to us.

Our current four groups of mineral properties located in the State of Nevada are described below:

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

Date of Payment	Amount of Advance Minimum Royalty
July 9, 2005 (payment made)	$20,000
July 9, 2006	$20,000
July 9, 2007	$40,000
July 9, 2008	$40,000
July 9, 2009	$50,000
July 9, 2010	$50,000
July 9, 2011	$60,000
July 9, 2012	$60,000
July 9, 2013	$70,000
July 9, 2014	$70,000
Each Subsequent Anniversary	$80,000, subject to adjustment for inflation increases with the beginning index being the index published for April 2015

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

We completed the $20,000 payment due pursuant to our lease agreement for the Buffalo Valley property to Nevada North Resources (U.S.A.), Inc. prior to the first anniversary, as required by the agreement. We have also paid all current BLM and County fees in the amount of $35,866.50 that were required by October 1, 2006. We are not obligated to complete any exploration expenditures in order to maintain our lease interest in the Buffalo Valley property.

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

We executed a letter to intent to joint venture the Buffalo Valley Property with Agnico-Eagle (USA) Ltd., effective July 26, 2005. Under the terms of the letter agreement, Agnico-Eagle is obligated to keep the property in good standing with the BLM and local Counties and to make the underlying payments to the Owner, Nevada North Resources (USA), Inc. Upon completing US$3.0 million in work expenditures on the Property, Agnico-Eagle will have earned a 60% interest in the property and a joint venture will be formed. Agnico-Eagle will then have 180 days to elect to earn an additional 10% by preparing and presenting to the Company a feasibility study for the development of a mine on the property. On completion of the feasibility study, Agnico-Eagle will have earned a 70% interest in the property. If the joint venture decides to develop a mine, Agnico-Eagle may loan or help arrange financing for our portion of the required capital in consideration of an additional 5% interest in the joint venture. Exercise of this option would result in Agnico-Eagle holding 75% and us holding 25% of the joint venture. If Agnico-Eagle elects to drop the Property before June 1 in any given year, the lease payment obligations and government claim holding costs shall revert back to us.

The current exploration plans for the Buffalo Valley Property is set forth below. All work will be conducted by Agnico-Eagle and the Company will have no involvement in any exploration contractual work. Our vice-president of exploration will monitor all work completed by Agnico-Eagle.

9 of 48

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Possible geophysical programs.	First quarter of 2006 through the second quarter of 2006	$1,500
Phase one exploration drilling on structural intersections with magnetica lows and evaluation of exploration data	First quarter of 2006 through the fourth quarter of 2006	$250,000

It is possible that Agnico-Eagle will complete their phase one drilling and data evaluation and return the property to us prior to June 1, 2006. If so, we would be obligated to make the annual claim maintenance payments to the BLM and local Counties to keep the property in good standing.

Agnico-Eagle will be required to submit a “Notice of Intent to Operate” plus post a Reclamation Bond (est. $25,000 cash bond) prior to undertaking any drilling on the Buffalo Valley property.

5.           Geology

The Buffalo Valley Property lies within the northern portion of the Battle Mountain-Eureka Gold Trend in the broad, north-northeast-trending Buffalo Valley. Although much of the bedrock in Buffalo Valley is concealed by alluvium, past exploration drilling has revealed favourable stratigraphy for Carlin-type, Cove-type and skarn deposits containing gold and silver mineralization beneath valley fill. Potential host rocks above the Golconda Thrust include the Triassic Star Peak Group (Cove host) and the Carboniferous Havallah Sequence (partial Lone Tree host; Converse host). Host rocks beneath the Golconda Thrust are the Penn-Permian Antler Sequence (Lone Tree & Marigold hosts). District ore controls appear to be north-trending faults, favourable stratigraphy, and +/- 41-39 million year old intrusive rocks. Geophysical interpretations indicate that a swarm of north-trending faults are present within the claims controlled by us. Gossanous alteration and elevated pathfinder elements have been encountered on the property in past drilling. Targets in covered areas are typically defined by intersecting structures and magnetic lows.

10 of 48

HANNAH PROPERTY, CHURCHILL COUNTY, NEVADA

1.           Location and Access

The Hannah Property is located approximately 55 miles east of Reno, Nevada in the southern portion of the Trinity Range north of Interstate 80 in Churchill County. Access is east from Reno via Interstate 80 and then north on gravel and dirt roads from Hot Springs Flat to the Property. A map showing the location of and access to the Hannah property is presented below:

2.           Ownership Interest

The Hannah property is comprised of twenty-three (23) unpatented lode claims covering approximately 460 acres (0.72 sq. miles) in Churchill County, Nevada.

We have an option to acquire a 100% interest in the claims comprising the Hannah project, subject to a net smelter royalty, pursuant to an option agreement dated December 24, 2003 between us and Larry and Susan McIntosh of Gardnerville, Nevada, as optionors. We have the option to acquire a 100% interest in the Hannah property by making aggregate payments to the optionors in the amount of $210,000. We may exercise this option at any time prior to the ten year anniversary of the effective date of the agreement, being December 24, 2013. We are obligated to make the following option payments in order to maintain our option agreement in good standing:

11 of 48

Date of Payment	Amount of Option Payment
December 24, 2003	$5,000 (paid)
January 10, 2005	$5,000 (paid)
January 10, 2006	$10,000 (paid)
January 10, 2007	$15,000
January 10, 2008	$25,000
January 10, 2009	$25,000
January 10, 2010	$25,000
January 10, 2011	$25,000
January 10, 2012	$25,000
January 10, 2013	$50,000

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

12 of 48

terminate the agreement at our election upon written notice to the optionors. In this event, the optionors will retain all option payments paid pursuant to the agreement.

We have paid $3,074.50 for BLM and County annual claim maintenance fees that were required to be paid by October 1, 2005. We will be required pay approximately $3,075 for BLM and County annual claim maintenance fees by September 1, 2006. We are not obligated to complete any minimum exploration expenditures or other work commitment in order to maintain our option on the Hannah property.

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

We commenced field exploration work on our Hannah property during the first quarter of 2005. The field work included obtaining soil samples as part of a soil sampling program. Results from 132 new soil samples were combined with results from 50 previous samples to define a conspicuous soil gold anomaly approximately 3000 feet in length and locally over 500 feet in width. We believed that this identified anomaly warrants more advanced exploration. As a result, we submitted a Notice of Intent to Operate and a Reclamation Bond for drilling 10 exploration holes to the U.S. Bureau of Land Management (the “BLM”). The BLM approved our submission and we commenced track-mounted, reverse-circulation drilling on identified gold geochemical targets in May. This drilling program was completed in early June. Eleven (11) holes were completed for a total footage of 4,815 ft. Two holes, H-11 and H-1, encountered encouraging gold-silver mineralization in the western portion of the target area. Although strong alteration was encountered elsewhere to the east, the remaining holes were barren.

We have determined that follow up drilling is warranted on the Hannah Property based on the results of the initial eleven hole drilling program that we completed on the Hannah Property, as described above.

Our plan of exploration for the Hannah Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Pediment Electromagnetic Survey	Conduct geophysical survey in pediment covered area west of mineralized breccia to identify the trace of target zone.
Phase 2 Exploration Drilling	Drill ten shallow reverse-circulation drill holes to test the breccia zone and possible extensions under pediment gravels. Estimate 4000 ft of drilling.

13 of 48

Description of Phase of Exploration	Description of Exploration Work Required
Bottle-Roll Metallurgical Tests	Conduct several bottle-roll metallurgical tests conducted on “as received“ drill cuttings from mineralized zones.
Data Evaluation	Evaluate drilling and metallurgical results.

The anticipated timetable and estimated budget for completion for each stage of exploration is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Pediment Electromagnetic Survey	3rd Qtr	$20,000
Phase 2 Exploration Drilling	3rd Qtr	$130,000
Bottle-Roll Metallurgical Tests	3rd Qtr	$1,500
Data Evaluation	4th Qtr	$7,500

All work will be conducted on our behalf by contractors who will anticipate will include a project geologist, Zonge Geoscience for the electro-magnetic survey, a local bulldozer operator for site preparation and reclamation, and a drilling company. Cost estimate for a contract geologist is $375 per day plus travel expenses. No contracts have been let. Normal industry rates are expected for the geophysical survey, site preparation and reclamation, and reverse-circulation drilling. The program will be supervised by our vice-president of exploration.

In addition, we will continue our efforts to locate a joint venture partner to share the costs of exploration of the Hannah Property.

5.           Geology

The Hannah Property lies in “exotic” metamorphic terrain comprised of Triassic metavolcanics and various Tertiary intrusive rocks and lakebeds (no formation names). A highly oxidized, gold-bearing shear zone cuts the metavolcanics and extends in an east-west direction across the southern portion of the claim block. The trace of the fault zone is uncertain but it is believed to dip to the north and may be up to 100 ft in thickness. The fault is locally exposed as a conspicuous, iron-stained, bleached breccia zone that extends to the west under pediment gravels.

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

14 of 48

2.           Ownership Interest

We are the owner of the seventy-seven (77) unpatented lode claims comprising the JDS project which covers approximately 1,540 acres (2.04 sq miles). We staked and recorded the mineral claims. These mineral claims are registered in our name and are not subject to underlying lease payments or royalties. The JDS property is subject only to annual claim maintenance fees payable to the BLM and Eureka County. We must pay approximately $12,500 in BLM and Eureka County annual claim maintenance fees by September 1, 2006 in order to maintain our interest in these properties.

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

During 2005, we conducted a mercury soil gas survey across the northwest portion of the JDS Property. The survey consisted of 240 samples in eight lines with 50-meter sample stations. A strong soil gas

15 of 48

anomaly was identified. Subsequently, a detail gravity line was surveyed across the soil gas anomaly area. The gravity data revealed a conspicuous structural bedrock platform buried under gravels. Regional gravity interpretations indicate intersecting faults in the subsurface platform.

Based on the results of this geological survey, we plan to complete a drilling program on the JDS Property.

Our plan of exploration for the JDS Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Phase 1 Drilling	Drill three reverse-circulation holes to test the mercury soil gas anomaly. Estimated total footage: 3,000 to 4,000 ft
Data Evaluation	Evaluate drill data

The anticipated timetable and estimated budget for completion if each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase 1 Drilling	Second and third quarter of 2006	$150,000
Data Evaluation	Third quarter of 2006	$7,000

All work will be conducted on our behalf by contractors who will include a project geologist and a drilling company. Cost estimate for a contract geologist is $375 per day plus travel expenses. To date, no bids have been solicited from drilling companies; normal industry rates are expected for reverse-circulation drilling. The program will be supervised by our vice-president of exploration.

We plan to seek a joint venture partner to help finance further exploration of the property, including the contemplated drilling program described above. There is no assurance that we will be able to locate a joint venture partner to fund the contemplated drilling program on the JDS property. If we are unable to enter into any joint venture arrangement, then we will proceed with the drilling program provided we have sufficient funding.

5.           Geology

The JDS Property lies within the Cortez Trend in the southern portion of the Battle Mountain-Eureka Mineral Belt. Although covered by valley fill, the geology of the JDS Property is believed to be an extension of favourable “lower plate” rocks of the Roberts Mountains Thrust that are known to host large Carlin-type gold deposits. Potential Devonian host rocks are exposed in the nearby Simpson Park Mountains and are believed concealed under shallow cover at JDS. Similar Devonian strata host very large gold deposits at Pipeline and Cortez to the northwest of the JDS Property. Available gravity data at JDS suggest shallow depth to bedrock and north-trending faults that converge in the northwestern portion of the claim block. The combination of favourable “lower plate” bedrock and converging faults indicate exploration potential for Carlin-type gold deposit(s). A strong mercury soil gas anomaly has also been identified in the northwest portion of the JDS Property.

16 of 48

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

We have the option to acquire a 100% interest in the Jenny Hill project, subject to a net smelter royalty, by making aggregate payments to the owners in the amount of $1,500,000. We may exercise this option at any time prior to the seven year anniversary of the effective date of the agreement, being September 28, 2011. We are obligated to make the following required advance royalty payments, each of which may be credited towards the exercise price of the option, pending the exercise of option as lease payments:

17 of 48

Date of Payment	Amount of Advance Royalty Payment
September 28, 2004	$7,000 (paid)
September 28, 2004	$13,000 (paid)
September 28, 2005	$25,000 (paid)
September 28, 2006	$30,000
September 28, 2007	$60,000
September 28, 2008	$70,000
September 28, 2009	$80,000
September 28, 2010	$90,000
September 28, 2011	$1,125,000

We are obligated to complete exploration work on the property in the minimum amount of $50,000 by September 28, 2005 and $100,000 in each successive year of the term of the agreement. We have completed the initial $50,000 of exploration work that was required to be completed by September 28, 2005. We are also obligated to make all federal and county claim maintenance fees in a timely manner to keep the claims in good standing.

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

We are presently proceeding with the preparation of a final definitive agreement between ourselves and the owners which will supersede the September 28, 2005 letter agreement. We have agreed to pay 50% of attorney fees for preparation of this final agreement. We anticipate that the agreement will be completed during the second quarter of 2005.

We completed the payment of $12,983 for BLM and County annual claim maintenance fees that were required to be paid by September 1, 2005. In addition, we must pay $30,000 to the owners and complete at least $100,000 in exploration work on the Property by September 28, 2006.

We executed a letter of intent to joint venture the Jenny Hill property with Kinross Gold Corporation on December 9, 2005. Under the terms of the letter agreement, Kinross is obligated to keep the property in good standing with the BLM and local counties and will make the underlying payments to the owner.

18 of 48

Upon completing $3.0 million in work expenditures on the property, Kinross will have earned a 60% interest in the property and a joint venture will be formed between us and Kinross. At Kinross’ discretion, Kinross may earn an additional 10% interest by producing a feasibility study on the project. Upon the joint venture reaching a positive construction decision for a mine, Kinross will have the option earn an additional 5% interest by arranging financing instruments on our behalf. Kinross may earn a total interest of 75% in the Property, in which event we would hold a 25% interest. If Kinross elects to drop the property before July 1 in any given year, the lease payment obligations and government claim holding costs shall revert back to us.

3.           History of Operations

There are abundant old gold workings and prospect pits on the Jenny Hill property and remnants of a small mill in the Black Hills dating back to the 1880’s. Minor gold production also came from the Black Hills by local prospectors in the 1960’s. Comaplex Minerals and NDT Ventures were independently active on the southern portion of the claim block in 2000-2004. To date, 303 soil samples and 377 rock-chip samples have been collected and analyzed yielding conspicuous gold. Comaplex Minerals completed 39.14 line miles of ground magnetometer survey (contractor Zonge Geosciences, Inc.) on the southern portion of the claim block. We acquired our interest in the Jenny Hill Property in October 2004.

4.           Present Condition of the Property and Current State of Exploration

The Jenny Hill Property is in the early stage of exploration and presently contains no known gold or silver resources. Our current state of exploration consists of geologic mapping and sampling.

There is no plant or equipment on the Jenny Hill Property other than some scattered remnants of past prospecting and mining activities in the Black Hills. The property consists of barren land with no improvements other than a well-maintained county dirt road.

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

We staked eighty-five (85) new lode claims during the first quarter of 2005 in order to expand the Jenny Hill property to cover additional property that we believe is prospective for gold exploration. We now control 182 contiguous lode claims that cover approximately 3,640 acres. We initiated limited field exploration work during our first quarter of 2005 which consisted largely of reconnaissance sampling on the newly acquired ground and detail geologic mapping and sampling in the northern portion of the claim block.

We initiated a large, GPS-based, ground magnetometer survey in late April 2005. The survey was completed by a Reno-based geophysical contractor in early May. The survey was conducted to help identify structures related to mineralization and skarn. The magnetometer lines were combined with a previous survey (same contractor) for a total of 68 lines on approximately 100 meter spacing for a total of 105 line-kilometers of data acquisition. The entire claim block is now covered by the magnetometer survey. Subsequent data was interpreted by a certified, Reno-based geophysicist who produced maps showing structure, geologic units, and mineral targets. These data will be used with newly acquired soil geochemical data to help identify drill targets.

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

We have completed our geophysical programs and are continuing geologic mapping with the objective of identifying drill targets.

19 of 48

Our for the Jenny Hill Property is to minor the explorationwork to be conducted by Kinross Gold Corporation during 2006. We understand that Kinross will undertake the following exploration activities during 2006, with a minimum anticipated expenditure amount of $200,000:

Description of Phase of Exploration	Description of Exploration Work Required
Geologic Mapping & Sampling	Continue mapping and sampling program
Target Identification	Compile all data and identify high-priority gold targets
Phase 1 Drilling	Drill targets – Specifics unknown at this time
Data Evaluation	Evaluate drill data

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

LA BUFA PROPERTY

1.           Location and Access

The La Bufa exploration concession is located in the southwest extremity of the state of Chihuahua, Mexico and is centered on the small town (mining district) of Guadalupe y Calvo in the Sierra Madre Occidental. The single exploration concession adjoins and surrounds other concessions within the district. Net area is 1040.75 hectares (approximately 2571 net acres). The nearest commercial airport is in the city of Chihuahua, 480 km by road from the property. All-season vehicle access to the property is excellent. The town of Guadalupe y Calvo is the terminus of the paved, well-maintained Mexico Highway 24 which winds 270 kilometers from mining town of Hidalgo del Parral to the northeast. Access on the concession is via dirt roads. A map showing the location and access to the La Bufa property is presented below.

20 of 48

2.           Ownership Interest

The La Bufa Property consists of three contiguous Mexican Exploration Concessions, La Bufa (No. 219036), La Bufa 1 (No. 222724), and La Bufa 2 (No. 223165) totalling 1,916.21 hectares, as follows:

Name	Type	Title	File	Area Hect.	Issued	Expired	Tax Rate	Pesos	US$
La Bufa	Explor.	219036	16/31696	1040.7594	31/Jan/03	30-Jan-09	$6.0100	$6,256	$585
La Bufa	Explor.	222724	16/32275	485.0000	27-Aug-04	26-Aug-10	$6.0100	$2,916	$273
La Bufa	Explor.	223165	16/32529	765.5000	28-Oct-04	27-Oct-10	$6.0100	$4,602	$430

The concessions were issued by the Direccion General de Minas in 2003 and 2004 to Minera Gavilan, S.A. de C.V., a Mexican subsidiary controlled 100% by Almaden Minerals Ltd., a publicly traded Canadian junior listed on the Toronto Stock Exchange (AMM). On August 8, 2005, we executed a letter of intent to joint venture the property with Almaden whereby we can earn a 51% interest in the property by undertaking exploration expenditures in the minimum amount of US$2.0 million over 4 years. This letter of intent has not been executed by Almaden to date, however we anticipate that this letter of intent will be executed shortly subsequent to the filing of this Annual Report. Under this letter of intent, we will be able to earn an additional 9% interest by undertaking exploration expenditures in the minimum amount of an additional US$1.0 million over a further 18 months. As consideration, we issued to Almaden 50,000

21 of 48

shares of our common stock upon signing of the letter of intent and have agreed to issue to Almaden 60,000 shares on the first anniversary, 70,000 shares on the second anniversary, 80,000 shares on the third anniversary, 90,000 shares on the fourth anniversary, and 100,000 shares upon our electing to acquire the additional 9% interest. In all, we will be acquire a 60% interest in the La Bufa property by undertaking $3.0 million in exploration work and issuing 450,000 shares of our common stock to Almaden, with Almaden retaining a 40% interest.

3.           History of Operations

Gold was discovered in the Guadalupe y Calvo district in 1835 with extended periods of production up to 1939. The discovered gold-silver veins were exploited largely by underground operations. A mint was constructed in 1844 by the Mexican government to take advantage of the precious metals production in the district.

Modern exploration work in the district has centered largely in the area of past production which is surrounded completely by the La Bufa concession. Although the vein system extends beyond the area of the old workings, little exploration work has been conducted. Asarco drilled two core holes in the 1970’s on La Bufa ground but the drill hole locations and results remain unknown.

A previous joint venture on the La Bufa Property between Almaden Minerals Ltd. and Grid Capital Corporation resulted in the drilling of five angle core holes (666.15 m) in three locations during December 2004. Hole GUD04-03 returned encouraging gold-silver-lead-zinc assays from multiple, narrow-vein intercepts (Almaden Minerals News Release, Jan. 24, 2005). However, Grid Capital backed out of the joint venture for undisclosed reasons. We have since entered into a new joint venture with Almaden to explore the La Bufa concession.

4.           Present Condition of the Property and Proposed Exploration Program

The La Bufa Property is in the early stage of exploration and presently contains no known gold or silver resources. There is no plant or equipment on the Property. The property encompasses the town of Guadalupe y Calvo. The area of potential gold-silver mineralization lies largely along the eastern side of the town in low, forested and brushed covered hills.

In 2004, Grid Capital Corporation entered into a joint venture with Almaden and drilled five angle core holes for 666.15 meters between the Montecristo and Chipto workings. One hole was lost in historic workings. One hole encountered gold and silver mineralization. Grid Capital turned the property back to Almaden in 2005 for unknown reasons. The core remains stored on the property.

The plan for exploration of the La Bufa Concession is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Construct Base Map	2nd Qtr	$25,000
Property Acquisition	2nd Qtr	$30,000
Data Base Management	2nd Qtr	$10,000
Geologic Mapping	2nd Qtr	$45,000
Soil Survey	2nd Qtr	$45,000
Phase 1 Drilling	3rd Qtr	$225,000
Metallurgy	4th Qtr	$5,000

22 of 48

Data Evaluation	4th Qtr	$15,000
TOTAL: $ 400,000

There are several key factors that can delay completion of the exploration program:

1)	Delay in the creation of a Mexican business entity under which work must be conducted.

2)	Delays in permit approval for drilling.

3)	Limited availability of core rigs in Mexico.

4)	Lack of funding

Factors that could cause exploration costs to be greater than anticipated are largely from drilling conditions to include the following:

1)	Caving ground

2)	Lost Circulation

3)	Artesian water

4)	Stuck drill steel

5)	Drilling in near proximity to the town (special compensation, noise, etc.)

The exploration program will be managed on site by Richard Bybee, P. Geol. State of Wyoming (PG-1505) with extensive experience in Latin America. The Company’s V.P. of Exploration, Jeffrey L. Wilson, P. Geol. State of Utah, will oversee the project. Additional seasoned geologists will be used as warranted. No contracts have been let. Potential drilling companies include Layne, Major, and Dateline. ALS Chemex will likely be the analytical laboratory utilized.

We will have to comply with the following government regulation in undertaking exploration of the La Bufa property during 2006.

Description of Government Regulation to be Complied With	Manner and Cost of Compliance
Biannual concession payments to the Mexican Government in January and July of each year	Less than US$1,000; payments made through Almaden Minerals
Set up Mexican Business Entity	Estimate US$2,500
Drill Permitting	Estimate US$5,000
Reclamation	Estimate US$15,000

5.           Geology

The La Bufa Property lies within the Guadalupe y Calvo district which is one of many epithermal gold-silver districts in the Sierra Madre Occidental of western Mexico. The Sierra Madre Occidental is characterized by deeply incised mountains, and has a total relief of about 3,000 meters. Most of the bedrock exposed in the vicinity of Guadalupe y Calvo consists of an upper volcanic series of bedrock

23 of 48

which is commonly hundreds of meters in thickness. However, erosional exposures of a lower volcanic series of rock, which is favourable to mineralization and occurs in ranges up to 1,000 meters in thickness, are exposed along the eastern flank and central portions of the northwest-trending Guadalupe River Valley that traverses the La Bufa concession. The contact between the upper and lower volcanic series of rock is rarely exposed.

District mineralization occurs as northwest-trending, epithermal gold-silver-lead-zinc quartz veins and breccia veins with local attending stockworks. The veins occur only in the lower volcanic series. Veins typically range from 1 to 3+ meters in true thickness and are generally steeply dipping but may also have shallow dips. Historic production in the district encountered local mineralized zones measuring tens of meters in thickness. Past mining on the Rosario vein extended for a continuous strike length of over 600 meters on seven levels. The vein system appears to consist of multiple strands and extends southeastward for a distance of at least 1700 meters across the La Bufa Concession. The main paved road entering the town has a road cut that exposes a 70-meter zone containing multiple quartz veins.

GLOSSARY OF TECHNICAL TERMS

Mexico Property:

Term	Definition
Epithermal	Said of a hydrothermal mineral deposit formed within 1 km of the surface at temperatures of 50°-200°C, occurring mainly as veins.
Quartz Breccia	Quartz vein material that is broken into angular fragments
Quartz Stockworks	A three-dimensional network of planar to irregular quartz veinlets closely enough spaced that the whole mass can be mined.
gpt	Grams per metric tonne
Volcanics	Generally finely crystalline or glassy igneous rocks ejected explosively or extruded at or near the Earth’s surface through volcanic action
Dacite	Fine-grained extrusive volcanic rock with the same composition as andesite but having less calcic plagioclase and more quartz
Andesite	A dark to grayish colored, fine-grained extrusive volcanic rock that may contain phenocrysts of sodic plagioclase.
Angular Unconformity	Contact between two groups of rocks where the underlying rocks dip in a different angle that the younger overlying rocks
Tuff	A general term for consolidated volcanic ash
Artesian Water	Ground water under pressure
Caving Ground	A drilling term that refers to rock formations that break when penetrated by a drill and produce rock fragments that may block the borehole and/or contaminate the drill cuttings.
Lost Circulation	The loss of drilling fluids through open faults, fractures, and/or permeable rock

24 of 48

Nevada Properties:

Term	Definition
Artesian water	Ground water under pressure
Carboniferous	Geologic Period referring to rocks 286 to 360 million years old
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

Cretaceous	Geologic Period referring to rocks 66.4 to 144 million years old.
Devonian	Geologic Period referring to rocks 360 to 408 million years old.
Dikes and sills	Generally narrow bodies of igneous rock implaced as magma along faults across bedding (dike) or along zones parallel to bedding (sill).
Geochemical survey	A sampling program focusing on trace elements that are commonly found associated with mineral deposits. Common trace elements for gold are mercury, arsenic, and antimony.
Geologic mapping	The process of mapping geologic formations, associated rock characteristics and structural features.
Geophysical survey	The systematic measurement of electrical, gravity, seismic, magnetic, or other properties as a tool to help identify rock type(s), faults, structures and minerals.
Golconda thrust	A major, flat-lying fault that has transposed older rocks over younger rocks.
Gossanous	Refers to an iron-bearing material that typically overlies a sulfide-bearing mineralized zone. It forms by the oxidation and leaching out of sulfur and most metals leaving hydrated iron oxides.
Gravimeter survey	A survey using a sensitive instrument that can detect density differences in geologic formations.
Hematite breccia	Refers to a rock composed of angular rock fragments with conspicuous iron- oxide minerals in the matrix and fractures.
Intrusive rock	Refers to any igneous rock (e.g. granite) that was implaced as a magma.
Jurassic	Geologic Period referring to rocks 144 to 208 million years old.

25 of 48

Term	Definition
Lost circulation	The loss of drilling fluids through open faults, fractures, and/or permeable rock.
Magnetometer survey	A survey using a sensitive instrument that can detect the distortion of the Earth’s magnetic field by different geologic formations.
Mercury soil gas survey	A geochemical sampling survey in which mercury vapor is sampled and measured. Mercury is typically associated with gold deposits in the Great Basin and is a “pathfinder” for finding gold deposits.
Metamorphic rock	Pre-existing rock that has been physically changed by temperature, pressure, shearing stress, or chemical environment, generally at depth in the Earth’s crust
Pathfinder elements	Trace elements that are typically associated with gold deposits. Common pathfinder elements are mercury, arsenic and antimony.
Penn-Permian	Geologic Periods referring to rocks ranging from 245 to 320 million years old.
Permo-Triassic	Geologic Periods referring to rocks ranging from 208 to 286 million years old.
Reverse-circulation drilling	A drilling method that minimizes contamination of drill cuttings.
Roberts Mountains Thrust	A major, flat-lying fault that has transposed older rocks over younger rocks.
Rock-chip sampling	The process of chipping off rock samples from outcrops for chemical analysis.
Schist	A metamorphic rock that is highly foliated and readily splits into flakes or slabs commonly due to a high content of mica.
Skarn deposit	Mineralization formed at the flanks and in contact with intrusive rocks.
Stratigraphy	The sequence of stratified rocks.
Subcrop	Bedrock just below the surface and usually contributing weathered rock material to the surficial debris.
Tertiary	Geologic Period referring to rocks ranging in age from 1.6 to 66.4 million years old.
Thrust sheet	A block of rock underlain by a flat-lying fault that originated from compressional forces.
Triassic	Geologic Period referring to rocks 208 to 245 million years old
Tuff	Volcanic ash that has been solidified into rock.

26 of 48

ITEM 3.                LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to our security holders to be voted upon during our fiscal year ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol LGCP. The following table indicates the high and low bid prices of our common stock during the periods indicated:

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2005	$0.27	$0.15
September 30, 2005	$0.54	$0.23
June 30, 2005	$0.90	$0.44
December 31, 2004	$0.51	$0.31
October 30, 2004	$0.90	$0.42
June 30, 2004	$0.90	$0.28
March 31, 2004	$0. 28	$0.21

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON SHARES

As at February 6, 2006, we had eighty-nine registered holders of our common stock.

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

27 of 48

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2005 on the following Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10-QSB for the nine months ended September 30, 2004	November 21, 2005
Current Report on Form 8-K	March 16, 2005

We have not completed any sales of securities without registration pursuant to the Securities Act of 1933 during the fiscal year ended December 31, 2005 that were not reported on the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K described above.

28 of 48

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to continue with the exploration of our Nevada and Mexican mineral properties. Our planned geological exploration programs are described in detail in Item 2 of this Annual Report on Form 10-KSB entitled Description of Properties.

Our planned exploration expenditures for the next twelve months on our Nevada mineral properties and our Mexican La Bufa property, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due	Total
Exploration of Buffalo Valley Property, Nevada	$Nil (1)	$Nil (1)	$Nil (1)	$Nil (1)
Exploration of Hannah Property, Nevada	$159,000	$3,075	$15,000	$177,075
Exploration of JDS Property, Nevada	$157,000	$12,500	$Nil	$169,500
Exploration of Jenny Hill Property, Nevada	$Nil (2)	$Nil (2)	$Nil (2)	$Nil (2)
Exploration of La Bufa Property, Mexico	$423,500	(3)	$Nil	$423,500
Administration - Nevada	$195,000	-	-	$195,000
Administration - Vancouver	$300,000	-	-	$300,000
Total	$1,234,500	$15,575	$15,000	$1,265,075

(1)

We anticipate Agnico Eagle will undertake exploration expenditures in the amount of approximately $251,500 on the Buffalo Valley property. Further, Agnico Eagle will be required to pay $35,867 to the BLM and local counties and $20,000 to the property owner. These exploration expenditures are to be undertaken and paid for by Agnico Eagle pursuant to our letter of intent to our letter of intent to joint venture the property with Agnico Eagle. However, if Agnico Eagle determines to return the property to us prior to the time when the property payments and/ or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties and the property payments required to maintain the property in good standing.

(2)

We anticipate that Kinross will undertake exploration expenditures in the estimated minimum amount of $200,000 on the Jenny Hill property. Further, Kinross will be required to pay $12,983 to the BLM and local counties and $30,000 to the property owner. These exploration expenditures

29 of 48

are to be undertaken and paid for by Kinross pursuant to our letter of intent to our letter of intent to joint venture the property with Kinross. However, if Kinross determines to return the property to us prior to the time when the property payments and/ or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties and the property payments required to maintain the property in good standing.

(3)	Included in “Planned Exploration Expenditures”.

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $132,806 and working capital in the amount of $3,457 as of December 31, 2005. Based on our planned expenditures, we will require a minimum of approximately $1,275,000 to proceed with our plan of operations over the next twelve months. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

During the next twelve month period, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

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

30 of 48

RESULTS OF OPERATIONS

Our results of operations for the year ended December 31, 2005 are summarized below:

	Accumulated
	For the Period
	September 25,
	2003
	(Date of Inception)	Year Ended	Year Ended
	To December 31,	December 31,	December 31,
	2005	2005	2004
	$	$	$
Revenue	-	-	-
Expenses
Depreciation	1,978	1,978	-
Foreign exchange loss	3,790	2,115	1,675
General and administrative (Note
6(a))	2,142,746	730,433	1,407,503
Impairment loss on mineral
acquisition costs
Mineral exploration	858,652	584,017	263,126
Total Expenses	3,007,166	1,318,543	1,672,304
Net Loss From Operations	(3,007,166)	(1,318,543)	(1,672,304)

Other Income (Expense)
Accounts payable written off	33,564	33,564	-
Interest income	8,414	8,414	-
Interest expense	(37,028)	(17,981)	(19,047)
Net Loss	(3,002,216)	(1,294,546)	(1,691,351)

Both our net loss and exploration expenditures increased substantially for fiscal 2005 compared to fiscal 2004. These increases are attributable largely to our increased exploration activities during fiscal 2005, as described in detail in Item 2 of this Annual Report on Form 10-KSB entitled Description of Properties. We anticipate that our expenses and net loss will continue to increase throughout the current fiscal year in comparison with 2005 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued increased professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at December 31, 2005 was $132,806 compared to $127,785 as of December 31, 2004. We had working capital of $3,457 as of December 31, 2005 compared to a working capital deficit of $243,959 as of December 31, 2004.

March 2005 Private Placement Financing

We completed a private placement financing in March 2005 for net proceeds of $901,240. The private placement financing was comprised of the issue of an aggregate of 3,145,000 units (each a “Unit”) at a price of $0.30 per Unit to an aggregate of 53 purchasers for total proceeds of $943,500. Each Unit is comprised of one share of common stock and one share purchase warrant (a “Warrant”). Each Warrant entitles the investor to purchase one additional share of common stock for a two year period at a price of $0.40 per share during the period from the date of issue to the date that is one year from the date of issue and at a price of $0.50 per share during the period from the date that is one year from the date of issue to

31 of 48

the date that is two years from the date of issue. During our second quarter, we completed the filing of a registration statement with the Securities and Exchange Commission in order to register the resale by the investors of the private placement shares and the shares issuable upon exercise of the warrants.

Plan of Operations

We estimate that our total expenditures over the next twelve months will therefore be approximately $1,500,000, as outlined above under the heading “Plan of Operations”. We anticipate that we will need to raise a minimum of approximately $1,275,000 in financing to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

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

Outstanding Convertible Note

We arranged for a $200,000 convertible note during the fiscal year ended December 31, 2004. On September 15, 2005 we completed an agreement whereby we repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days. With the completion of the first payment the convertible note was deemed to be repaid in full and the ability of the holder to convert the debt into common stock and share purchase warrants was cancelled. The amount of $100,000 was outstanding as of December 31, 2005 and remains outstanding.

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

32 of 48

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

33 of 48

ITEM 7.                FINANCIAL STATEMENTS

Our audited financial statements, as set forth below, are included with this Annual Report on Form 10-KSB:

PAGE

Auditors’ Report - Manning Elliot	F-1

Auditors’ Report - Amisano Hanson	F-2

Consolidated Balance Sheets, December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and for the period from inception (September 25, 2003) to December 31, 2005	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004and for the periods from inception (September 25, 2003) to December 31, 2005	F-5

Consolidated Statements of Stockholders’ Equity for the period from inception (September 25, 2003) to December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7

34 of 48

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Lincoln Gold Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Lincoln Gold Corporation as of December 31, 2005, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying balance sheet of Lincoln Gold Corporation as of December 31, 2004 and the related statements of operations, cash flows and stockholders' deficit for the year then ended and accumulated for the period from September 25, 2003 (Date of Inception) to December 31, 2004, were audited by other auditors in their report dated April 14, 2005. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Gold Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and has incurred significant operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 20, 2006

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON CHARTERED ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Lincoln Gold Corporation
(formerly Braden Technologies Inc.)

We have audited the accompanying balance sheet of Lincoln Gold Corporation (formerly Braden Technologies Inc.) (An Exploration Stage Company) as of December 31, 2004 and the related statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Gold Corporation as of December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada April 14, 2005	“Amisano Hanson” Chartered Accountants

750 WEST PENDER STREET, SUITE 604 VANCOUVER CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	December 31,
	2005	2004
	$	$
ASSETS

Current Assets
Cash	132,806	127,785
Prepaid expenses and deposits	11,302	-
Total Current Assets	144,108	127,785
Property and Equipment (Note 4)	7,328	-
Total Assets	151,436	127,785

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	20,474	84,458
Accrued liabilities	12,097	28,807
Due to related parties (Note 6)	8,080	12,479
Loan payable (Note 7)	-	46,000
Note payable (Note 8)	100,000	-
Total Current Liabilities	140,651	171,744
Note Payable (Note 8)	-	200,000
Total Liabilities	140,651	371,744

Commitments and Contingencies (Note 1 and 5)

Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.001 par value,
41,865,000 and 38,400,000 shares issued and outstanding, respectively	41,865	38,400

Additional Paid-in Capital	3,092,488	2,074,663

Stock Subscriptions Receivable	-	(528,000)

Deficit Accumulated During the Exploration Stage	(3,123,568)	(1,829,022)
Total Stockholders’ Equity (Deficit)	10,785	(243,959)
Total Liabilities and Stockholders’ Equity (Deficit)	151,436	127,785

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated
	For the Period
	September 25,
	2003
	(Date of Inception)	Year Ended	Year Ended
	To December 31,	December 31,	December 31,
	2005	2005	2004
	$	$	$
Revenue	-	-	-
Expenses
Depreciation	1,978	1,978	-
Foreign exchange loss	3,790	2,115	1,675
General and administrative (Note 6(a))	2,142,746	730,433	1,407,503
Impairment loss on mineral properties
(Note 2(h))	55,000	55,000	-
Mineral exploration	803,652	529,017	263,126
Total Expenses	3,007,166	1,318,543	1,672,304

Loss From Operations	(3,007,166)	(1,318,543)	(1,672,304)

Other Income (Expense)
Accounts payable written off	33,564	33,564	-
Interest income	8,414	8,414	-
Interest expense	(37,028)	(17,981)	(19,047)
Net Loss	(3,002,216)	(1,294,546)	(1,691,351)
Net Loss Per Share – Basic and Diluted		(0.03)	(0.06)
Weighted Average Shares Outstanding		41,079,000	30,228,000

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	For the Period From
	September 25, 2003
	(Date of Inception)	Year Ended	Year Ended
	To December 31,	December 31,	December 31,
	2005	2005	2004
	$	$	$
Operating Activities
Net loss	(3,002,216)	(1,294,546)	(1,691,351)
Adjustments to reconcile net loss to net cash used
in operating activities:
Accounts payable written off	(33,564)	(33,564)
Depreciation	1,978	1,978	-
Impairment loss on mineral properties	55,000	55,000	-
Stock-based compensation	1,145,663	108,000	1,037,663
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(11,302)	(11,302)	-
Account payable and accrued liabilities	(36,235)	(47,130)	3,820
Due to related parties	8,080	(219)	-
Net Cash Used in Operating Activities	(1,872,596)	(1,221,783)	(649,868)

Investing Activities
Cash acquired on acquisition of subsidiary	68	-	68
Mineral property acquisition costs	(55,000)	(55,000)	-
Purchase of property and equipment	(9,306)	(9,306)	-
Net Cash Flows Used in Investing Activities	(64,238)	(64,306)	68

Financing Activities

Advances from related parties	4,180	-	4,180
Repayment of advances from related parties	(4,180)	(4,180)
Proceeds from loan payable	46,000	-	46,000
Repayment of loan payable	(46,000)	(46,000)	-
Issuance of note payable	200,000	-	200,000
Repayment of note payable	(100,000)	(100,000)	-
Proceeds from issuance of common stock/stock
subscriptions received	1,969,640	1,441,290	512,000
Net Cash Flows From Financing Activities	2,069,640	1,291,110	762,180
Increase in Cash	132,806	5,021	112,380
Cash – Beginning of Period	-	127,785	15,405
Cash – End of Period	132,806	132,806	127,785
Non-cash Investing and Financing Activities	-	-	-
Supplemental Disclosures
Interest paid	35,000	35,000	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from September 25, 2003 (Date of Inception) to December 31, 2005
(Expressed in U.S. dollars)

					Deficit
					Accumulated
	Common Stock		Stock	Additional	During the
	Number of		Subscriptions	Paid-in	Exploration
	Shares	Amount	Receivable	Capital	Stage	Total

Balance – September 25, 2003
(Date of Inception)	-	$-	$-	$-	$-	$-
Shares issued for cash at $0.001
per share	850,000	850	-	-	-	850
Shares issued for cash at $0.01
per share	1,550,000	1,550	-	13,950	-	15,500
Net loss for the period	-	-	-	-	(16,319)	(16,319)

Balance, December 31, 2003	2,400,000	2,400	-	13,950	(16,319)	31

Adjustment to number of shares
issued and outstanding as a
result of the acquisition of
Lincoln Gold Corp.:
Remove shares of Lincoln
Gold Corp.	(2,400,000)	(2,400)	-	2,400	-	-
Add shares of Lincoln Gold
Corporation (formerly
Braden Technologies Inc.)	11,400,000	11,400	-	(11,400)	-	-
Fair value of shares issued in
connection with the
acquisition of Lincoln Gold
Corp.	24,000,000	24,000	-	(4,950)	(19,050)	-
Net asset deficiency of legal
parent at date of reverse
take-over transaction	-	-	-	-	(102,302)	(102,302)
Shares issued for cash at $0.50
per share	700,000	700	-	349,300	-	350,000
Shares issued for cash at $0.30
per share	2,300,000	2,300	(528,000)	687,700	-	162,000
Stock-based compensation	-	-	-	1,037,663	-	1,037,663
Net loss for the year	-	-	-	-	(1,691,351)	(1,691,351)

Balance, December 31, 2004	38,400,000	38,400	(528,000)	2,074,663	(1,829,022)	(243,959)

Proceeds from stock subscriptions
receivable	-	-	528,000	-	-	528,000
Shares issued for cash at $0.30
per share, net of issuance costs	3,145,000	3,145	-	898,145	-	901,290
Shares issued for cash at $0.60
per share pursuant to the
exercise of stock options	20,000	20	-	11,980	-	12,000
Shares issued for services at
$0.36 per share	300,000	300	-	107,700	-	108,000
Net loss for the year	-	-	-	-	(1,294,546)	(1,294,546)

Balance, December 31, 2005	41,865,000	$41,865	$-	$3,092,488	$(3,123,568)	$10,785

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2005, the Company has never generated any revenues and has accumulated losses of $3,123,568 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As at December 31, 2005, the Company has working capital of $3,457. Management plans to complete private placement sales of the Company’s shares in order to raise the funds necessary to pursue its plan of operation and fund working capital.

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Property and Equipment

Property and equipment consists of office equipment and fixtures, computer software, and computer hardware and is recorded at cost. Depreciation is based on a straight line basis over the following periods: Office equipment and fixtures – five years; computer software – two years; and computer hardware – three years.

	g)	Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Mineral Property Costs

The Company has been in the exploration stage since its formation on September 25, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the year ended December 31, 2005, mineral exploration acquisition payments totaling $55,000 were impaired as there are no proven or probable reserves on these properties.

	i)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, due to related parties and note payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	j)	Income Taxes

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Foreign Currency Translation

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

	l)	Stock-based Compensation

Stock options granted to employees and non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable.

	m)	Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary assets – An amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non- monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non- monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during implementation of SFAS No. 123R.

	n)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

3.	Acquisition of Lincoln Gold Corp.

Effective March 26, 2004, the Company (formerly Braden Technologies Inc.) acquired 100% of the issued and outstanding shares of Lincoln Gold Corp. by issuing 24,000,000 common shares. Since the transaction resulted in the former shareholders of Lincoln Gold Corp. owning the majority of the issued shares of Braden Technologies Inc., the transaction, which is referred to as a “reverse acquisition”, has been treated for accounting purposes as an acquisition by Lincoln Gold Corp. of the net assets and liabilities of Braden Technologies Inc. Under this purchase method of accounting, the results of operations of Braden Technologies Inc. are included in these consolidated financial statements from March 26, 2004.

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

Effective March 26, 2004, Braden Technologies Inc. changed its name to Lincoln Gold Corporation.

The acquisition is summarized as follows:

Current Assets	$68
Current Liabilities	(102,370)

Net Liabilities Assumed	$(102,302)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

4.	Property and Equipment

			December 31,	December 31,
			2005	2004
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	4,676	902	3,774	–
Computer software	1,345	616	729	–
Office equipment and fixtures	3,285	460	2,825	–
	9,306	1,978	7,328	–

5.	Mineral Property Interests

	a)	Hannah Property

On December 24, 2003, the Company entered into an option agreement to acquire a 100% interest in twenty-three unpatented lode claims situated in Churchill County, Nevada, USA. The option agreement called for net smelter royalties of 1% to 4% upon production. Pursuant to the option agreement, the Company is required to make option payments totaling $210,000 as follows:

		i.	$5,000 upon signing the agreement (paid);
		ii.	$5,000 on January 10, 2005 (paid);
		iii.	$10,000 on January 10, 2006 (paid subsequently);
		iv.	$15,000 on January 10, 2007;
		v.	$25,000 on January 10th of each year from 2008 to 2012; and
		vi.	$50,000 on January 10, 2013.

	b)	Lincoln Flat Property

On December 24, 2003 the Company entered into an option agreement for the acquisition of a 100% interest in twelve mineral claims situated in Lyon and Douglas Counties, Nevada, USA. The option agreement called for net smelter royalties of 1% - 4% upon production. Pursuant to the option agreement, the Company was required to make option payments totaling $210,000 as follows:

		i.	$5,000 upon signing the agreement (paid);
		ii.	$5,000 on January 10, 2005 (paid);
		iii.	$10,000 on January 10, 2006;
		iv.	$15,000 on January 10, 2007;
		v.	$25,000 on January 10th of each year from 2008 to 2012; and
		vi.	$50,000 on January 10, 2013.

During fiscal 2005, the Company decided not to proceed with the option agreement.

	c)	JDS Property

In fiscal 2004, the Company acquired, by staking, a 100% interest in seventy-seven mineral claims in Eureka County, Nevada, USA.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

5.	Mineral Property Interests (continued)

	d)	Basin Property

On February 12, 2004, the Company entered into an option agreement to acquire a 100% interest in ten mineral claims situated in Nye County, Nevada, USA. The option agreement called for net smelter royalties upon production. Pursuant to the option agreement, the Company was required to make option payments totaling $94,200 as follows:

		i.	$3,200 upon signing the agreement (paid);
		ii.	$1,000 by August 1, 2004 (paid);
		iii.	$15,000 by March 1, 2006;
		iv.	$25,000 by March 1, 2007; and
		v.	$50,000 by March 1, 2008

In addition, the Company agreed to a drill program. The Company decided not to proceed with the drill program as it wanted to focus its efforts on the exploration of its other mineral properties. As a result, the Company’s interest in the property lapsed on August 15, 2005.

	e)	Hercules Property

On April 24, 2004, the Company entered into an option agreement under which it can earn up to a 60% interest in the project located in Nevada, USA. To earn its interest, the Company had to pay $10,000 (paid) and complete a work program on the property of $75,000 or 3,600 feet of drilling by September 18, 2004. After completing an initial work program, the Company decided not to pursue the option agreement any further.

	f)	Buffalo Valley Property

On July 9, 2004, the Company entered into a mining lease agreement for a term of twenty years. The agreement calls for the Company to make advance minimum royalties to the Lessor over the term as follows:

		i.	$10,000 upon exercise of the lease (paid);
		ii.	$20,000 by July 9, 2005 (paid);
		iii.	$20,000 by July 9, 2006;
		iv.	$40,000 by July 9, 2007;
		v.	$40,000 by July 9, 2008;
		vi.	$50,000 by July 9, 2009;
		vii.	$50,000 by July 9, 2010;
		viii.	$60,000 by July 9, 2011;
		ix.	$60,000 by July 9, 2012;
		x.	$70,000 by July 9, 2013;
		xi.	$70,000 by July 9, 2014; and
		xii.	$80,000 plus inflation by July 9 of each year from 2015 to 2024.

The agreement is subject to a net smelter return (“NSR”) ranging form 3% to 5% (dependent on the price of gold). The Company has the right to reduce the NSR by purchasing a portion of the Lessor’s NSR such that the Lessor retains minimum a 3% NSR. The purchase price shall be $250,000 for each 0.25% NSR.

On July 26, 2005, the Company entered into an agreement whereby it granted the right to earn up to a 75% interest in the property to an Optionee. To earn a 60% interest, the Optionee has a work commitment (includes maintaining the underlying leases and claims in good standing) of $3,000,000 over a five year period as follows:

		i.	$50,000 in year one;
		ii.	$250,000 in year two;
		iii.	$400,000 in year three;
		iv.	$800,000 in year four; and
		v.	$1,500,000 in year five.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

5.	Mineral Property Interests (continued)

	e)	Buffalo Valley Property (continued)

The Optionee is also obligated to pay remaining advance minimum royalties as described in the schedule above. The Optionee can earn an additional 10% interest for producing a feasibility study and a final 5% interest for loaning or arranging for financing of the Company’s share of capital required for mine development and construction costs.

	f)	Jenny Hill Property

On September 28, 2004, the Company entered into a mining lease and option to purchase agreement comprising ninety-seven mineral claims situated in Mineral and Nye Counties, Nevada for a term of seven years. The agreement calls for the Company to make option payments $1,500,000 over a seven year period as follows:

		v.	$20,000 upon signing the agreement (paid);
		vi.	$25,000 by September 28, 2005 (paid);
		vii.	$30,000 by September 28, 2006;
		viii.	$60,000 by September 28, 2007;
		ix.	$70,000 by September 28, 2008;
		x.	$80,000 by September 28, 2009;
		xi.	$90,000 by September 28, 2010; and
		xii.	$1,125,000 by September 28, 2011.

The Company must also complete a work program on the property of $50,000, in the first lease year and $100,000 for the second and each subsequent lease year until the option is exercised and completed.. The agreement is subject to a net smelter return of 2%.

On December 9, 2005 the Company entered into a non-binding agreement whereby it offered the right to earn a 60% interest in the property to an Optionee. The Optionee can earn a 60% interest by spending $3,000,000 in exploration work on the property over a five year period with a minimum expenditure of $200,000 to be spent during the first year. In addition, the Optionee can earn an additional 10% interest by completing a feasibility study on the project and an additional 5% interest (for a total of 75%) by arranging financing on behalf of the Company for its share of the construction costs as a result of both parties reaching a positive construction decision for a mine operation on the project. A formal agreement is to be signed by both parties within ninety days (extended).

6.	Related Party Transactions

a)

During the year ended December 31, 2005, the Company paid management fees $68,598 and rent of $3,000 to the Vice President of the Company and management fees of $34,240 to a company owned by the President of the Company. Management fees and rent are included in general and administrative expenses.

b)

As at December 31, 2005, the Company owed $8,080 (2004 - $12,479) to various officers and directors and to a company controlled by the President of the Company. These amounts are unsecured, non- interest bearing and due on demand.

7.	Loan Payable

During the year, the Company repaid the loan payable of $46,000, which bore interest at 5% per annum, was unsecured and was repayable on demand.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

8.	Note Payable

On January 28, 2004, the Company issued a $200,000 convertible note with 5,000,000 warrants to purchase common stock of the Company at $0.04 per share which expire on January 28, 2006. The note carries an interest rate of 10% compounded monthly and is due on January 28, 2006. The interest is payable annually with the second year interest payment due with the principal amount. The holder can convert any portion of the debt to common stock at the value of $0.04 per share until January 28, 2006. Warrants can be exercised in minimum amounts of 1,000 shares at a conversion price of $0.04 per share. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, there was determined to be minimal fair value related to the warrants issued and there was no beneficial conversion feature amount.

On September 15, 2005 the Company completed an agreement whereby the Company repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days. With the completion of the first payment, both the conversion of debt to common stock along with the warrants was cancelled.

9.	Common Stock

a)

On March 10, 2005, the Company issued 3,145,000 units at $0.30 per unit for total cash proceeds of $943,500 pursuant to a private placement. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one additional share at $0.40 during the first year and at $0.50 per share during the second year. The Company paid commissions of $42,210 in connection with this offering which were deducted from the proceeds.

	b)	On March 31, 2005, the Company issued 20,000 common shares at $0.60 per share for total cash proceeds of $12,000 pursuant to the exercise of stock options.

	c)	On August 15, 2005, the Company issued 300,000 shares of common stock at a fair value of $108,000 in consideration for providing investor relations and shareholder communication services.

d)

On December 20, 2004, the Company issued 2,300,000 units at $0.30 per unit for total cash proceeds of $690,000, of which $162,000 was received as at December 31, 2004 and the remaining balance of $528,000 was received in fiscal 2005. Each unit consisted of one common share and one share purchase warrant entitling the holder to purchase one additional share at $0.40 during the first year and at $0.50 per share during the second year.

	e)	On May 31, 2004, the Company issued 700,000 common shares at $0.50 per share for total cash proceeds of $350,000.

	f)	On March 26, 2004, the Company issued 24,000,000 common shares to acquire 100% of the issued and outstanding shares of Lincoln Gold Corp. as described in Note 3.

10.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
		average
		exercise
	Number of	price
	shares	$
Balance, December 31, 2003	-	-
Issued	7,300,000	0.16
Balance, December 31, 2004	7,300,000	0.16
Issued	3,145,000	0.40
Cancelled	(5,000,000)	0.04
Balance, December 31, 2005	5,445,000	0.40

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

10.	Share Purchase Warrants (continued)

As at December 31, 2005 the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
2,300,000	$0.50	December 20, 2006 (the exercise price increased from $0.40 in final year)
3,145,000	$0.40	March 10, 2007 (the exercise price increases to $0.50 in the final year)
5,445,000

11.	Stock Options

In fiscal 2004, the Board of Directors approved the 2004 Stock Option Plan for a maximum of 2,500,000 shares available to be granted to directors, officers, employees and consultants. The stock option exercise price is set at the fair market value of the shares at the date of grant. The term of the stock options, once granted, is not to exceed ten years. The vesting period of the stock options is set at the discretion of the Board of Directors.

On February 23, 2005, the Board of Directors approved the 2005 Stock Option Plan for a maximum of 2,000,000 shares available to be granted to directors, officers, employees and consultants. The stock option exercise price is set at the fair market value of the shares at the date of grant. The term of the stock options, once granted, is not to exceed ten years. The vesting period of the stock options is set at the discretion of the Board of Directors.

A summary of the Company’s stock option activity is as follows:

	December 31, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Balance, beginning of year	2,410,000	$0.60	-	-
Granted	-	-	2,410,000	$0.60
Exercised	(20,000)	$0.60	-	-

Balance, end of year	2,390,000	$0.60	2,410,000	$0.60

Additional information regarding options outstanding as at December 31, 2005 is as follows:

Outstanding and Exercisable
Weighted
		average	Weighted
		remaining	average
Exercise price	Number of	contractual life	exercise price
$	shares	(years)	$

0.60	2,390,000	1.4	0.60

During the year ended December 31, 2004, the Company recorded $1,037,663 for the fair value of stock options granted in accordance with SFAS No. 123.

The fair value of stock options granted during the year ended December 31, 2004 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility of 115%, risk free interest rate of 2.5%, and weighted average expected option life of two years. The weighted average grant date fair value of the stock options was $0.43 per share.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Expressed in U.S. dollars)

12.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred cumulative net operating losses of approximately $1,772,000 which commence expiring in 2023. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. During the years ended December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $415,300 and $199,200, respectively.

The components of the net deferred tax asset as at December 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2005	2004
	$	$
Net Operating Losses	1,772,000	585,500
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	620,200	204,900
Valuation Allowance	(620,200)	(204,900)
Net Deferred Tax Asset	–	–

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Engagement of Manning Elliott

We engaged Manning Elliott, Chartered Accountants as our principal independent accountant effective May 4, 2005. We dismissed Amisano Hanson, Chartered Accountants ("Amisano Hanson") as our principal independent accountant effective May 4, 2005. The decision to change principal independent accountants has been approved by our board of directors.

Amisano Hanson’s report dated April 14, 2005 on the balance sheets of Lincoln Gold Corporation as at December 31, 2004 and 2003 and the statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 2004 and for the periods from inception (September 25, 2003) to December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the two fiscal years ended December 31, 2004 and 2003 and the subsequent interim period through to April 14, 2005, there were no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Amisano Hanson would have caused them to make reference thereto in their reports on our audited financial statements.

We provided Amisano Hanson with a copy of the foregoing disclosures and requested in writing that Amisano Hanson furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. We received the requested letter from Amisano Hanson wherein they have confirmed their agreement to our disclosures. A copy of Amisano Hanson’s letter has been filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2005.

Engagement of Amisano Hanson

We dismissed DeMello & Company, Chartered Accountants ("DeMello & Company") as our principal independent accountant effective February 14, 2005. We engaged Amisano Hanson, Chartered Accountants as our principal independent accountant effective February 14, 2005. The decision to change principal independent accountants has been approved by our board of directors.

DeMello & Company's report dated February 23, 2004 on the balance sheets of Braden Technologies Inc. as at December 31, 2003 and 2002 and the statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

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

ITEM 8A.              CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and

35 of 48

procedures as of December 31, 2005, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

During our most recently completed fiscal year ended December 31, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

36 of 48

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our current executive officers and directors are:

Name	Age	Position

Andrew F. B. Milligan (1)	83	Director and Chairman of the Board

Paul F. Saxton (1)	59	Director, President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer

James Chapman	52	Director

Andrew Bowering	46	Director

Steven Chi (1)	67	Director

Jeffrey L. Wilson	57	Vice-President - Exploration

(1)      Member of our Audit Committee.

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

37 of 48

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

Andrew W. Bowering, Director

Mr. Andrew Bowering was appointed as a director of the Company on August 20, 2004. Mr. Bowering is a corporate administrator with 17 years experience in the financing and management of exploration, development and start-up companies. He has held senior executive positions and directorships in numerous public companies involved in mineral exploration in Canada, the United States, Mexico and China. Mr. Bowering has directly raised over $25 million for mineral exploration and development. He has led several large acquisition programs in Northwest British Columbia, Alberta and Central Mexico. In addition to mineral exploration activities, Mr. Bowering was a founder and principle of two publicly traded consumer product companies that operated worldwide. He has an in-depth knowledge of securities markets, regulatory affairs and investor/public relations.

From 2000 until 2003 Mr. Bowering was employed as an investor relations consultant/employee with Doublestar Resources ltd., a mineral resource company which is publicly traded on the TSX Venture Exchange. Mr. Bowering has been the President and CEO of Pinnacle Mines Ltd. since 2003. Pinnacle is a publicly traded exploration, mine development company listed on the TSX Venture Exchange and has properties in Canada and China.

Steven Chi, Director

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

Jeffrey L. Wilson, Vice-President - Exploration

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

38 of 48

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of our shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors to hold office until their successors are appointed.

AUDIT COMMITTEE

We have an audit committee of our board of directors comprised of Andrew Milligan, our chairman, Steven Chi and Paul Saxton, our president, chief executive officer and chief financial officer. Mr. Saxton is not independent of our management.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2005 all such filing requirements applicable to our officers and directors were complied with other than the following reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of Late	Not Timely	To File a Required
Name and Principal Position	Reports	Reported	Form

Paul Saxton, President, Director	None	None	None

Andrew Milligan, Director	None	None	None

James Chapman, Director	One	None	None

Steven Chi, Director	None	None	None

Jeffrey Wilson, Vice-President	None	None	None

Alexander Holtermann, 10% Shareholder	One	One	None

39 of 48

ITEM 10.               EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth compensation information as to our chief executive officer, Mr. Paul Saxton, for the past three fiscal years. None of our executive officers earned more than $100,000 during our most recently completed fiscal year. Mr. Saxton is our named executive officer. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Paul Saxton (1)	President, Chief Executive Officer, Chief Financial Officer and Direcor	2005 2004	$34,240(1) $4,500(1)	0 0	0 0	0 0	0 430,000	0 0	0 0

(1)

Mr. Saxton was appointed as a director and as our president, chief executive officer and chief financial officer on March 26, 2004. We paid a management fee of $4,500 to a private holding company of Mr. Saxton during fiscal 2004 and a management fee of $34,240 during fiscal 2005.

STOCK OPTION GRANTS

We did not grant any stock options to any of our executive officers or directors during our fiscal year ended December 31, 2005.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

The following is a summary of the share purchase options exercised by our directors and officers, including our named executive officers, during our fiscal year ended December 31, 2005:

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

40 of 48

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

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of our common shares owned beneficially as of February 6, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of our common stock, (ii) each of our directors and by each of our executive officers, and (iii) our executive officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Paul F. Saxton, Director, President, Chief Executive Officer and Chief Financial Officer	5,930,000(2)	14.0%
Common Stock	Andrew F.B. Milligan, Director	1,930,000(3)	4.6%
Common Stock	James Chapman, Director	900,000(4)	2.1%
Common Stock	Andrew Bowering, Director	Nil	Nil%
Common Stock	Steven Chi, Director	750,000(5)	1.8%
Common Stock	Jeffrey Wilson, Vice President Exploration	1,180,000(6)	2.8%
Common Stock	All Directors and Executive Officers as a Group (6 persons)	10,690,000(7)	24.7%

41 of 48

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
5% Stockholders
Common Stock	Joe Eberhard Dorfstrasse #15 CH 8903, Birmensdorf Switzerland	3,000,000 shares Direct	7.2%
Common Stock	Michael Baybak (8) Suite 1200 750 West Pender Street Vancouver, B.C.	2,500,000 shares Indirect	6.0%
Common Stock	Sprott Asset Management Inc.(9) Suite 2700, South Tower, Royal Bank Plaza, Toronto, Ontario M5J 2J1 Canada	3,400,000 shares	7.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2006. As of March 24, 2006, there were 41,915,000 shares issued and outstanding.

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

(4)	Consists of 700,000 shares held by Mr. Chapman and 200,000 shares that can be acquired by Mr. Chapman upon exercise of options to purchase shares held by Mr. Chapman within 60 days of the date hereof.

(5)	Consists of 750,000 shares held by Mr. Chi.

(6)

Consists of 750,000 shares held by Mr. Wilson directly and 430,000 shares that can be acquired by Mr. Wilson upon exercise of options to purchase shares held by Mr. Wilson within 60 days of the date hereof.

(7)

Consists of 9,200,000 shares held by our directors and executive officers and 1,490,000 shares that can be acquired by our directors and executive officers upon exercise of options to purchase shares held by our directors and executive officers within 60 days of the date hereof.

(8)	Windsor Capital Corporation owns directly 2,500,000 shares in the capital of the Company. Michael Baybak beneficially owns a 100% interest in Windsor Capital Corporation.

42 of 48

(9)

Consists of 1,700,000 shares held by Sprott Asset Management Inc. and 1,700,000 shares issuable upon exercise of 1,700,000 share purchase warrants held by Sprott Asset Management Inc. which are exercisable within 60 days hereof.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of our company.

EQUITY COMPENSATION PLAN INFORMATION.

As at December 31, 2005, we had one equity compensation plan under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2004 Stock Option Plan. Our 2004 Stock Option Plan has not been approved by our shareholders. We do not have any equity compensation plans that have been approved by our shareholders.

The following summary information is presented for our 2004 Stock Option Plan as of December 31, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	2,390,000 Shares of Common Stock	$0.60 per Share	110,000 Shares

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

43 of 48

Acquisition of Lincoln Gold

The following of our directors, officers and 5% shareholders were issued the number of shares of our common stock set forth below in consideration of their sale of the number of shares of Lincoln Gold Corp. set forth below in connection with our acquisition of Lincoln Gold Corp., as more particularly described the section of this Prospectus entitled “Description of Business”.

Name	Number of Shares of Common Stock Issued	Original Number of Shares of Lincoln Gold Corp. held and transferred	Cost of purchase of Shares of Lincoln Gold Corp.
Paul Saxton Director, President, Chief Executive Officer and Chief Financial Officer	5,500,000	550,000	$5,500
Andrew Milligan Director	1,500,000	150,000	$1,500
James Chapman Director	1,500,000 (1)	150,000	$1,500
Joe Eberhard Dorfstrasse #15 CH 8903, Birmensdorf Switzerland	3,000,000	300,000	$3,000
Michael Baybak Suite 1200 750 West Pender Street Vancouver, B.C.	2,500,000	250,000	$2,500

(1)	Subsequently transferred 750,000 shares to Jeffrey Wilson.

Grant of Stock Options

Our directors and officers were granted the options to purchase shares of our common stock during our fiscal year ended December 31, 2004, as follows:

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees(1)	Exercise Price (per Share)	Expiration Date
Paul Saxton Director, President, Chief Executive Officer and Chief Financial Officer	430,000	21.4%	$0.60	May 25, 2007
Andrew Milligan Director	430,000	21.4%	$0.60	May 25, 2007
James Chapman Director	200,000	9.9%	$0.60	May 25, 2007
Jeffrey Wilson Vice-President Exploration	430,000	21.4%	$0.60	May 25, 2007

44 of 48

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

Executive Compensation

We paid $34,240 to a company of which Paul Saxton is a director in respect of management fees payable for the services of Mr. Saxton during fiscal 2005. We paid management fees of $68,598 to Jeffrey Wilson, our vice-president of exploration, during fiscal 2005.

ITEM 13.               EXHIBITS

The following exhibits are attached to this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
4.1	Form of Series A Warrant Certificate (7)
4.2	Form of Series B Warrant Certificate (7)
4.3	Form of Subscription Agreement (7)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 9, 2004 (4)
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)

45 of 48

Exhibit Number	Description of Exhibit
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.10	Lincoln Gold Corporation 2005 Stock Option Plan
23.1	Consent of Independent Auditors, Amisano Hanson (8)
23.2	Consent of Independent Auditors, Manning Elliott (8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an Exhibit to the Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB originally filed August 6, 2004.
(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.
(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005.
(7)	Filed as an Exhibit to the Company's Amendment No. 1 to Form SB-2 Registration Statement filed on February 16, 2006
(8)	Filed as an Exhibit to this Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditor, Manning Elliott LLP, for our fiscal year ended December 31, 2005, and by our previous independent auditor, Amisano Hanson, for our last fiscal year ended December 31, 2004:

	Years ended December 31
	2004	2005
Audit Fees:	$7,500	$[@]
Audit Related Fees:	Nil	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$7,500	$[@]

46 of 48

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

LINCOLN GOLD CORPORATION

Per:	/s/ Paul F. Saxton

Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: March 31, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Paul F. Saxton

Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: March 31, 2006

Per:	/s/ Andrew Milligan

Andrew Milligan
Director
Date: March 31, 2006

Per:	/s/ Andrew Bowering

Andrew Bowering
Director
Date: March 31, 2006

Per:	/s/ James Chapman

James Chapman
Director
Date: March 31, 2006

Per:	/s/ Steven Chi

Steven Chi
Director
Date: March 31, 2006

48 of 48