Form 10QSB
period 2006-03-31
LINCOLN GOLD CORP
filed 2006-05-15
CIK 1080535

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2006

☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER 0-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 350, 885 Dunsmuir Street, Vancouver, BC	V6C 1N5
(Address of principal executive offices)	(Zip Code)

604-688-7377
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 41,915,000 shares of Common Stock as of May 12, 2006

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

PART I

ITEM 1.                      FINANCIAL STATEMENTS

Our unaudited financial statements for the three months ended March 31, 2006, as set forth below, are included with this Quarterly Report on Form 10-QSB:

PAGE

Consolidated Balance Sheets as at March 31, 2006	F-1

Consolidated Statements of Operations for the period from September 25, 2003 (Date of Inception) to March 31, 2006 and for the three months ended March 31, 2006 and 2005	F-2

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	F-3

Notes to Financial Statements	F-4

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2006 $ (unaudited)	December 31, 2005 $

ASSETS

Current Assets
Cash	63,686	132,806
Prepaid expenses and deposits	7,626	11,302

Total Current Assets	71,312	144,108

Property and Equipment (Note 3)	6,606	7,328

Total Assets	77,918	151,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	24,038	20,474
Accrued liabilities	9,662	12,097
Due to related parties (Note 5)	8,650	8,080
Note payable (Note 6)	100,000	100,000

Total Liabilities	142,350	140,651

Commitments and Contingencies (Note 1 and 4)

Stockholders’ Equity (Deficit)

Common Stock, 100,000,000 shares authorized, $0.001 par value,
41,915,000 and 41,865,000 shares issued and outstanding, respectively	41,915	41,865

Additional Paid-in Capital	3,102,438	3,092,488

Deficit Accumulated During the Exploration Stage	(3,208,785)	(3,123,568)

Total Stockholders’ Equity (Deficit)	(64,432)	10,785

Total Liabilities and Stockholders’ Equity (Deficit)	77,918	151,436

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated From September 25, 2003 (Date of Inception) To March 31, 2006 $	For the Three Months Ended March 31, 2006 $	For the Three Months Ended March 31, 2005 $

Revenue	-	-	-

Expenses
Depreciation	2,700	722	146
Foreign exchange loss	4,566	776	95
General and administrative (Note 5(a))	2,201,824	59,078	210,637
Impairment of mineral properties (Note 2(h))	65,000	10,000	-
Mineral exploration	816,384	12,732	62,925

Total Expenses	3,090,474	83,308	273,803

Loss From Operations	(3,090,474)	(83,308)	(273,803)

Other Income (Expense)
Accounts payable written off	33,564	-	-
Interest income	9,070	656	-
Interest expense	(39,593)	(2,565)	(6,176)

Net Loss	(3,087,433)	(85,217)	(279,979)

Net Loss Per Share – Basic and Diluted		-	(0.01)

Weighted Average Shares Outstanding		41,869,000	38,645,000

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Three Months Ended March 31, 2006 $	For the Three Months Ended March 31, 2005 $

Operating Activities

Net loss	(85,217)	(279,979)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	722	146
Impairment of mineral properties	10,000	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	3,676	-
Account payable and accrued liabilities	1,129	85,137
Due to related parties	570	(281)
Net Cash Used in Operating Activities	(69,120)	(194,977)

Investing Activities

Purchase of property and equipment	-	(2,911)

Net Cash Flows Used in Investing Activities	-	(2,911)

Financing Activities
Repayment of loan payable	-	(46,000)
Proceeds from issuance of common stock	-	889,290

Net Cash Flows Provided by Financing Activities	-	843,290

Increase (Decrease) in Cash	(69,120)	645,402

Cash – Beginning of Period	132,806	127,785

Cash – End of Period	63,686	773,187

Non-cash Investing and Financing Activities
Shares issued for mineral property costs	10,000	-

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in U.S. dollars)
(unaudited)

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

These unaudited financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2006, the Company has never generated any revenues and has accumulated losses of $3,087,433 since inception of the development stage. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

As at March 31, 2006, the Company has a working capital deficiency of $71,038. Management plans to complete private placement sales of the Company’s shares in order to raise the funds necessary to pursue its plan of operation and fund working capital.

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
March 31, 2006
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Mineral Property Costs

The Company has been in the exploration stage since its formation on September 25, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the three month period ended March 31, 2006, mineral property costs totaling $10,000 were impaired as there are no proven or probable reserves on this property.

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
March 31, 2006
(Expressed in U.S. dollars)
(unaudited)

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no effect on the Company’s reported loss from operations, cash flows of loss per share as a result of adopting SFAS No. 123R.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

A summary of the Company’s stock option activity is as follows:

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price

Balance, Beginning of Period	2,390,000	$0.60	2,410,000	$0.60
Granted	-	-	-	-
Exercised	-	-	(20,000)	$0.60

Balance, End of Period	2,390,000	$0.60	2,390,000	$0.60

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Stock based compensation (continued)

Additional information regarding options outstanding as at March 31, 2006 is as follows:

Outstanding and Exercisable
Weighted
		average	Weighted
	Number of	remaining	average
Exercise price	shares	contractual life	exercise price

$0.60	2,390,000	1.15 years	$0.60

m)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting

Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not expect have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary assets – An amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non- monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non- monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non- monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In 2006, the Financial Accounting Standards Board (“FASB”) has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, but they will not have a material effect in the Company’s results of operations or financial position. Therefore, a description and its impact for each on the Company’s operations and financial position have not been disclosed.

n)	Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment

			March 31,	December 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	4,676	1,291	3,385	3,774
Computer software	1,345	785	560	729
Office equipment and fixtures	3,285	624	2,661	2,825
	9,306	2,700	6,606	7,328

4.	Mineral Property Interests

	a)	Hannah Property

On December 24, 2003, the Company entered into an option agreement to acquire a 100% interest in twenty-three unpatented lode claims situated in Churchill County, Nevada, USA. The option agreement called for net smelter royalties of 1% to 4% upon production. Pursuant to the option agreement, the Company is required to make option payments totaling $210,000 as follows:

		i.	$5,000 upon signing the agreement (paid);
		ii.	$5,000 on January 10, 2005 (paid);
		iii.	$10,000 on January 10, 2006 (paid);
		iv.	$15,000 on January 10, 2007;
		v.	$25,000 on January 10th of each year from 2008 to 2012; and
		vi.	$50,000 on January 10, 2013.

	b)	JDS Property

In fiscal 2004, the Company acquired, by staking, a 100% interest in seventy-seven mineral claims in Eureka County, Nevada, USA.
	c)	Buffalo Valley Property

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
March 31, 2006
(Expressed in U.S. dollars)
(unaudited)

4.	Mineral Property Interests (continued)

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

d)	Jenny Hill Property

On September 28, 2004, the Company entered into a mining lease and option to purchase agreement comprising ninety-seven mineral claims situated in Mineral and Nye Counties, Nevada for a term of seven years. The agreement calls for the Company to make option payments $1,500,000 over a seven year period as follows:

i.	$20,000 upon signing the agreement (paid);
ii.	$25,000 by September 28, 2005 (paid);
iii.	$30,000 by September 28, 2006;
iv.	$60,000 by September 28, 2007;
v.	$70,000 by September 28, 2008;
vi.	$80,000 by September 28, 2009;
vii.	$90,000 by September 28, 2010; and
viii.	$1,125,000 by September 28, 2011.

The Company must also complete a work program on the property of $50,000, in the first lease year and $100,000 for the second and each subsequent lease year until the option is completed. The agreement is subject to a net smelter return of 2%.

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

d) La Bufa Property

On August 5, 2005, the Company entered into a Letter of Intent to form a joint venture for the exploration and development of the La Bufa property, located in Chihuahua, Mexico. Under the Letter of Intent, the Company may acquire a 51% interest in the La Bufa property by spending $2,000,000 on the property over four years and by issuing 350,000 shares of the Company to Almaden over a five year period (50,000 shares issued at a fair value of $10,000). In addition, the Company may acquire another 9% of the property by spending an additional $1,000,000 on the property. If production is achieved, the Company will pay a bonus by issuing 100,000 of its shares. The Company is committed to spend $100,000 in the first year.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2006
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions

a)

During the three months ended March 31, 2006, the Company paid management fees of $19,500 and rent of $900 to the Vice President of the Company and management fees of $5,618 to a company owned by the President of the Company. Management fees and rent are included in general and administrative expenses.

b)

As at March 31, 2006, the Company owed $8,650 to various officers and directors and to a company controlled by the President of the Company. These amounts are unsecured, non-interest bearing and due on demand.

6.	Note Payable

On January 28, 2004, the Company issued a $200,000 convertible note with 5,000,000 warrants to purchase common stock of the Company at $0.04 per share which expire on January 28, 2006. The note carries an interest rate of 10% compounded monthly and is due on January 28, 2006. The interest is payable annually with the second year interest payment due with the principal amount. The holder can convert any portion of the debt to common stock at the value of $0.04 per share until January 28, 2006. Warrants can be exercised in minimum amounts of 1,000 shares at a conversion price of $0.04 per share. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF 98- 5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, there was determined to be minimal fair value related to the warrants issued and there was no beneficial conversion feature amount.

On September 15, 2005 the Company completed an agreement whereby the Company repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days. With the completion of the first payment, both the conversion of debt to common stock along with the warrants was cancelled.

7.	Common Stock

On March 15, 2006, the Company issued 50,000 shares at a fair value of $10,000 pursuant to a mineral property option agreement. See Note 4(d).

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

We hold interests in five groups of mineral properties in Nevada and one in northern Mexico, as described below:

Name of Property	Location
Buffalo Valley Property	Humboldt, Lander & Pershing Counties, Nevada
Hannah Property	Churchill County, Nevada
JDS Property	Eureka County, Nevada
Jenny Hill Property	Mineral & Nye Counties, Nevada
La Bufa	State of Chihuahua, Mexico

Our plan of operations is to carry out exploration of our mineral properties. Our specific exploration plan for each of our mineral properties, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2005 under the heading “Description of Properties.” All of our exploration programs are early stage in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization.

Our exploration programs will be directed by our management and will be supervised by Mr. Jeffrey Wilson, our vice-president of exploration. We will engage contractors to carry out our exploration programs under Mr. Wilson’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according to the specific exploration program on each property. Our budgets for our exploration programs are set forth in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2005 under the heading “Description of Properties.” These explorations plans will vary based on the results of exploration programs that we complete and based on decisions of our management regarding the prioritization of exploration programs based on funds available to us. We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for reverse-circulation drilling.

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

PLAN OF OPERATIONS

Our planned exploration expenditures for the next twelve months on our Nevada and Mexican mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due	Total
Exploration of Buffalo Valley Property, Nevada	$Nil (1)	$Nil (1)	$Nil (1)	$Nil (1)
Exploration of Hannah Property, Nevada	$159,000	$3,075	$15,000	$177,075
Exploration of JDS Property, Nevada	$157,000	$12,500	$Nil	$169,500
Exploration of Jenny Hill Property, Nevada	$Nil (2)	$Nil (2)	$Nil (2)	$Nil (2)
Exploration of La Bufa Property, Mexico	$423,500	(3)	$Nil	$423,500
Administration – Nevada	$195,000	-	-	$195,000
Administration - Vancouver	$300,000	-	-	$300,000

Total	$1,234,500	$15,575	$15,000	$1,265,075

(1)

Agnico Eagle anticipates undertaking exploration expenditures in the amount of $251,500 on the Buffalo Valley property. Further, Agnico Eagle will be required to pay $35,887 to the BLM and local counties and $20,000 to the property owner. These exploration expenditures are to be undertaken and paid for by Agnico Eagle pursuant to our letter of intent to our letter of intent to joint venture the property with Agnico Eagle. However, if Agnico Eagle determines to return the property to us prior to the time when the property payments and/ or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties and the property payments required to maintain the property in good standing.

(2)

Kinross anticipates undertaking exploration expenditures in the amount of $200,000 on the Jenny Hill property. Further, Kinross will be required to pay $12,983 to the BLM and local counties and $25,000 to the property owner. These exploration expenditures are to be undertaken and paid for by Kinross pursuant to our letter of intent to our letter of intent to joint venture the property with Kinross. However, if Kinross determines to return the property to us prior to the time when the property payments and/ or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties and the property payments required to maintain the property in good standing.

Our general and administrative expenses referred will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $63,686 as of March 31, 2006 and a working capital deficit in the amount of $71,038 as of March 31, 2006. An amount of $100,000 is included as a short term payable, which is a debt payable to a shareholder who loaned $200,000 to the Company on startup. Half of the amount plus interest has been repaid. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $1,350,000 to proceed with our plan of operations over the next twelve months. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

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

PLANNED EXPLORATION ACTIVITIES

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

Jenny Hill Property

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

Our plan of exploration for the Jenny Hill Property is to monitor the exploration work to be conducted by Kinross Gold Corporation during 2006. We understand that Kinross will undertake the following exploration activities during 2006, with a minimum anticipated expenditure amount of $200,000:

Description of Phase of Exploration	Description of Exploration Work Required
Geologic Mapping & Sampling	Continue mapping and sampling program
Target Identification	Compile all data and identify high-priority gold targets
Phase 1 Drilling	Drill targets – Specifics unknown at this time
Data Evaluation	Evaluate drill data

Buffalo Valley Property

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

The current exploration plans for the Buffalo Valley Property is set forth below. All work will be conducted by Agnico-Eagle and we will have no involvement in any exploration contractual work. Our vice-president of exploration will monitor all work completed by Agnico-Eagle.

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Possible geophysical programs.	First quarter of 2006 through the second quarter of 2006	$1,500

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase one exploration drilling on structural intersections with magnetic lows and evaluation of exploration data	First quarter of 2006 through the fourth quarter of 2006	$250,000

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

JDS Property

Our plan of exploration for the JDS Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Phase 1 Drilling	Drill three reverse-circulation holes to test the mercury soil gas anomaly. Estimated total footage: 3,000 to 4,000 ft
Data Evaluation	Evaluate drill data

The anticipated timetable and estimated budget for completion of each stage of exploration are as follows:

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

La Bufa Property

Our plan for exploration of the La Bufa Concession is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Construct Base Map	2nd Qtr	$25,000
Property Acquisition	2nd Qtr	$30,000
Data Base Management	2nd Qtr	$10,000
Geologic Mapping	2nd Qtr	$45,000
Soil Survey	2nd Qtr	$45,000
Phase 1 Drilling	3rd Qtr	$225,000
Metallurgy	4th Qtr	$5,000
Data Evaluation	4th Qtr	$15,000
		TOTAL: $ 400,000

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

New Opportunities

We reviewed several prospective gold properties in Nevada and Mexico during the first quarter of 2006. We are also planning more site visits to evaluate prospective properties during the current quarter.

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

RESULTS OF OPERATIONS

Our results of operations for the three months ended March 31, 2006 are summarized below:

	Accumulated
	From
	September 25,
	2003	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	To March 31,	March 31,	March 31,
	2006	2006	2005
	$	$	$
Revenue	-	-	-
Expenses
Depreciation	2,700	722	146
Foreign exchange loss	4,566	776	95
General and administrative	2,201,824	59,078	210,637
Impairment of mineral properties	65,000	10,000	-
Mineral exploration	816,384	12,732	62,925
Total Expenses	3,090,474	83,308	273,803
Net Loss From Operations	(3,090,474)	(83,308)	(273,803)
Other Income (Expense)
Accounts payable written off	33,564	-	-
Interest income	9,070	656	-
Interest expense	(39,593)	(2,565)	(6,176)
Net Loss	(3,087,433)	(85,217)	(279,979)

Both our net loss and exploration expenditures decreased substantially for three month period ended March 31, 2006 over the corresponding periods in 2005. This decrease is attributable to reduced exploration activities and investor relations expenses during the first three months of 2006. We anticipate that, if we are able to obtain additional financing, our expenses and net loss will increase throughout the current fiscal year in comparison with 2005 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at March 31, 2006 was $63,686 compared to $132,806 as of December 31, 2005. We had working capital deficit $71,038 as of March 31, 2006 compared to working capital of $3,457 as of December 31, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $1,275,000, as outlined above under the heading “Plan of Operations”. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $1,350,000 to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

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

On September 15, 2005 we completed an agreement whereby the Company repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days. With the completion of the first payment the convertible note was deemed to be repaid in full and both the conversion of debt to common stock along with the warrants was cancelled. The remaining $100,000 owed will be repaid when the next funding of the Company is completed.

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

CRITICAL ACCOUNTING POLICIES

Mineral Property Costs

We have been in the exploration stage since our formation on September 25, 2003 and we have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed by us as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the three month period ended March 31, 2006, mineral property costs totaling $10,000 were impaired as there are no proven or probable reserves on this property.

Stock Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no effect on our reported loss from operations, cash flows of loss per share as a result of adopting SFAS No. 123R.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. We have not, to the date of our March 31, 2006 financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

ITEM 3.                      CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.                      CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during our first quarter ended March 31, 2006.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our first quarter ended March 31, 2006.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

The following exhibits are attached to this Quarterly Report on Form 10-!SB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)

Exhibit Number	Description of Exhibit
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 29, 2004 (4).
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.10	2005 Stock Option Plan (7)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(a) of the Exchange Act (8)
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed as an exhibit to our Form 10QSB originally filed August 6, 2004.
(5)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.
(6)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005.
(7)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.
(8)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORP.

By:	/s/ Paul Saxton
Paul Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: May 15, 2006