Form 10QSB
period 2006-06-30
LINCOLN GOLD CORP
filed 2006-08-14
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2006

[           ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from to ______ to ______

COMMISSION FILE NUMBER  0-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 350, 885 Dunsmuir Street, Vancouver, BC	V6C 1N5
(Address of principal executive offices)	(Zip Code)

604-688-7377
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 41,915,000 shares of Common Stock as of August 8, 2006

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

PART I

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements for the three and six months ended June 30, 2006, as set forth below, are included with this Quarterly Report on Form 10-QSB:

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	June 30,	December 31,
	2006	2005
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	15,983	132,806
Prepaid expenses and deposits	6,400	11,302
Total Current Assets	22,383	144,108
Property and Equipment (Note 3)	5,884	7,328
Total Assets	28,267	151,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	29,177	20,474
Accrued liabilities	19,272	12,097
Due to related parties (Note 5(b))	12,884	8,080
Note payable (Note 6)	100,000	100,000
Total Liabilities	161,333	140,651

Commitments and Contingencies (Note 1 and 4)

Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.001 par value;
41,915,000 and 41,865,000 shares issued and outstanding, respectively	41,915	41,865

Additional Paid-in Capital	3,102,438	3,092,488

Deficit Accumulated During the Exploration Stage	(3,277,419)	(3,123,568)
Total Stockholders’ Equity (Deficit)	(133,066)	10,785
Total Liabilities and Stockholders’ Equity (Deficit)	28,267	151,436

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated
					From
	Three Months	Three Months	Six Months	Six Months	September 25, 2003
	Ended	Ended	Ended	Ended	(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$
Revenue	-	-	-	-	-

Expenses
Depreciation	722	326	1,444	472	3,422
Foreign exchange loss	1,233	359	2,009	454	5,799
General and administrative (Note 5(a))	60,554	241,717	119,632	452,354	2,262,378
Impairment of mineral properties (Note 2(h))	-	-	10,000	-	65,000
Mineral exploration	3,743	264,300	16,475	327,225	820,127
Total Expenses	66,252	506,702	149,560	780,505	3,156,726
Loss From Operations	(66,252)	(506,702)	(149,560)	(780,505)	(3,156,726)

Other Income (Expense)

Accounts payable written off			-	-	33,564
Interest income	267	2,431	923	2,431	9,337
Interest expense	(2,649)	(7,450)	(5,214)	(13,626)	(42,242)
Net Loss	(68,634)	(511,721)	(153,851)	(791,700)	(3,156,067)
Net Loss Per Share – Basic and Diluted	-	(0.01)	-	(0.02)
Weighted Average Shares Outstanding	41,915,000	40,356,000	41,892,000	40,356,000

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	$	$
Operating Activities

Net loss	(153,851)	(791,700)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	1,444	472
Impairment of mineral properties	10,000	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	4,902	-
Account payable and accrued liabilities	15,878	(6,492)
Due to related parties	4,804	(63)
Net Cash Used in Operating Activities	(116,823)	(797,783)
Investing Activities
Purchase of property and equipment	-	(6,255)
Net Cash Flows Used in Investing Activities	-	(6,255)
Financing Activities

Repayment of loan payable	-	(48,090)
Proceeds from share subscriptions receivable	-	528,000
Proceeds from issuance of common stock	-	913,290
Net Cash Flows Provided by Financing Activities	-	1,393,200
Increase (Decrease) in Cash	(116,823)	589,162
Cash – Beginning of Period	132,806	127,785
Cash – End of Period	15,983	716,947

Non-cash Investing and Financing Activities
Shares issued for mineral property costs	10,000	-

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2006, the Company has never generated any revenues, has accumulated losses of $3,156,067 since inception of the development stage, and has a working capital deficiency of $138,950. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to complete private placement sales of the Company’s shares in order to raise the funds necessary to pursue its plan of operation and fund working capital. The Company filed an amended SB-2 Registration Statement with the U.S. Securities and Exchange Commission to register and offer up to 2,857,143 units at a price of $0.20 per unit. Each unit will consist of one share of common stock, one-half Class A Warrant and one Class B Warrant.

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
June 30, 2006
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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2006 and 2005 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Mineral Property Costs

The Company has been in the exploration stage since its formation on September 25, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the six month period ended June 30, 2006, mineral property costs totaling $10,000 were impaired as there are no proven or probable reserves on these properties.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Stock-based Compensation (continued)

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Balance, December 31, 2005	2,390,000	$0.60
Granted	-	-
Exercised	-	-

Balance, June 30, 2006	2,390,000	$0.60

Additional information regarding options outstanding as at June 30, 2006 is as follows:

Outstanding and Exercisable
Weighted
		average	Weighted
	Number of	remaining	average
Exercise price	shares	contractual life	exercise price

$0.60	2,390,000	0.95 years	$0.60

m)	Recent Accounting Pronouncements

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Interim Financial Statements

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

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

3.	Property and Equipment

			June 30,	December 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	4,676	1,681	2,995	3,774
Computer software	1,345	953	392	729
Office equipment and fixtures	3,285	788	2,497	2,825
	9,306	3,422	5,884	7,328

4.	Mineral Property Interests

	a)	Hannah Property

On December 24, 2003, the Company entered into an option agreement to acquire a 100% interest in twenty-three unpatented lode claims situated in Churchill County, Nevada, USA. The option agreement called for net smelter royalties of 1% to 4% upon production. Pursuant to the option agreement, the Company is required to make option payments totaling $210,000 as follows:

$5,000 upon signing the agreement (paid);
$5,000 on January 10, 2005 (paid);
$10,000 on January 10, 2006 (paid);
$15,000 on January 10, 2007;
$25,000 on January 10th of each year from 2008 to 2012; and
$50,000 on January 10, 2013.

	b)	JDS Property

In fiscal 2004, the Company acquired, by staking, a 100% interest in seventy-seven mineral claims in Eureka County, Nevada, USA.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

4.	Mineral Property Interests (continued)

	c)	Buffalo Valley Property

On July 9, 2004, the Company entered into a mining lease agreement with Nevada North Resources (U.S.A.) Inc. (“Nevada North”) for a term of twenty years. The agreement calls for the Company to make advance minimum royalties to the Lessor over the term as follows:

$10,000 upon exercise of the lease (paid);
$20,000 by July 9, 2005 (paid);
$20,000 by July 9, 2006 (lease terminated);
$40,000 by July 9, 2007;
$40,000 by July 9, 2008;
$50,000 by July 9, 2009;
$50,000 by July 9, 2010;
$60,000 by July 9, 2011;
$60,000 by July 9, 2012;
$70,000 by July 9, 2013;
$70,000 by July 9, 2014; and
$80,000 plus inflation by July 9 of each year from 2015 to 2024.

On July 26, 2005, the Company entered into an agreement whereby it granted the right to earn up to a 75% interest in the property to an Optionee. To earn a 60% interest, the Optionee had a work commitment (includes maintaining the underlying leases and claims in good standing) of $3,000,000 over a five-year period as follows:

$50,000 in year one;
$250,000 in year two;
$400,000 in year three;
$800,000 in year four; and
$1,500,000 in year five.

On May 24, 2006 the Company terminated its lease agreement with Nevada North and returned the property to them.

	d)	Jenny Hill Property

On September 28, 2004, the Company entered into a mining lease and option to purchase agreement comprising ninety-seven mineral claims situated in Mineral and Nye Counties, Nevada for a term of seven years. The agreement calls for the Company to make option payments $1,500,000 over a seven year period as follows:

$20,000 upon signing the agreement (paid);
$25,000 by September 28, 2005 (paid);
$30,000 by September 28, 2006;
$60,000 by September 28, 2007;
$70,000 by September 28, 2008;
$80,000 by September 28, 2009;
$90,000 by September 28, 2010; and
$1,125,000 by September 28, 2011.

The Company must also complete a work program on the property of $50,000, in the first lease year and $100,000 for the second and each subsequent lease year until the option is completed. The agreement is subject to a net smelter return of 2%.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

4.	Mineral Property Interests (continued)

	d)	Jenny Hill Property (continued)

On December 9, 2005 the Company entered into a non-binding agreement whereby it offered the right to earn a 60% interest in the property to an Optionee. The Optionee can earn a 60% interest by spending $3,000,000 in exploration work on the property over a five-year period with a minimum expenditure of $200,000 to be spent during the first year. In addition, the Optionee can earn an additional 10% interest by completing a feasibility study on the project and an additional 5% interest (for a total of 75%) by arranging financing on behalf of the Company for its share of the construction costs as a result of both parties reaching a positive construction decision for a mine operation on the project. A formal agreement is to be signed by both parties within ninety days (extended).

	e)	La Bufa Property

On August 5, 2005, the Company entered into a Letter of Intent to form a joint venture for the exploration and development of the La Bufa property, located in Chihuahua, Mexico. Under the Letter of Intent, the Company may acquire a 51% interest in the La Bufa property by spending $2,000,000 on the property over four years and by issuing 350,000 shares of the Company to Almaden over a five year period (50,000 shares issued at a fair value of $10,000 on March 15, 2006). In addition, the Company may acquire another 9% of the property by spending an additional $1,000,000 on the property. If production is achieved, the Company will pay a bonus by issuing 100,000 of its shares. The Company is committed to spend $100,000 in the first year.

5.	Related Party Transactions

a)

During the six months ended June 30, 2006, the Company paid management fees of $35,750 (2005 - $32,500) and rent of $1,800 (2005 - $Nil) to the Vice President of the Company and management fees of $5,618 (2005 - $15,515) to a company owned by the President of the Company. Management fees and rent are included in general and administrative expenses.

b)

As at June 30, 2006, the Company owed $12,884 (December 31, 2005 - $8,080) to various officers and directors and to a company controlled by the President of the Company. These amounts are unsecured, non-interest bearing and due on demand.

6.	Note Payable

On January 28, 2004, the Company issued a $200,000 convertible note with 5,000,000 warrants to purchase common stock of the Company at $0.04 per share which expires on January 28, 2006. The note carries an interest rate of 10% compounded monthly and is due on January 28, 2006. The interest is payable annually with the second year interest payment due with the principal amount. The holder could convert any portion of the debt to common stock at the value of $0.04 per share until January 28, 2006. Warrants could be exercised in minimum amounts of 1,000 shares at a conversion price of $0.04 per share. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, there was determined to be minimal fair value related to the warrants issued and there was no beneficial conversion feature amount.

On September 15, 2005 the Company completed an agreement whereby the Company repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days - (outstanding). With the completion of the first payment, both the conversion of debt to common stock along with the warrants was cancelled.

7.	Common Stock

On March 15, 2006, the Company issued 50,000 shares at a fair value of $10,000 pursuant to a mineral property option agreement. See Note 4(e).

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

We hold interests in three groups of mineral properties in Nevada and one in northern Mexico, as described below:

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

Our exploration programs will continue to be directed by our management and will be supervised by Mr. Jeffrey Wilson, our vice-president of exploration. We will engage contractors to carry out our exploration programs under Mr. Wilson’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according to the specific exploration program on each property. Our budgets for our exploration programs are set forth in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2005 under the heading “Description of Properties.” These explorations plans will vary based on the results of exploration programs that we complete and based on decisions of our management regarding the prioritization of exploration programs based on funds available to us. We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for reverse-circulation drilling.

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

EXPLORATION ACTIVITY IN THE QUARTER ENDED JUNE 30, 2006

Buffalo Valley Property

Agnico Eagle completed the drilling of five deep reverse circulation holes for 4,850 ft on our Buffalo Valley property near Battle Mountain, Nevada in May 2006. Assay results were discouraging and, as a result, Agnico Eagle determined to abandon its interest in the Buffalo Property under our option agreement with Agnico Eagle for the Buffalo Valley property. As a result of the discouraging results and the determination of Agnico Eagle, we determined to terminate our lease of the Buffalo Valley property with Nevada North Resources (USA), Inc. We no longer have any interest in the Buffalo Valley property.

Jenny Hill Property

Kinross Gold Corporation completed permitting for 20 drill sites of which 10 may be drilled this summer or fall. A delay in drilling is expected owing to the lack of an available drill rig.

La Bufa Property

We received a bid to complete aerial photography and topographic base map construction on our La Bufa gold property in southwestern Chihuahua State, Mexico. The flight should be scheduled soon.

Hannah Property

We conducted a ground magnetometer survey over a portion of the Hannah gold property in Churchill County, Nevada. The survey focused on gold mineralization that was identified by our drilling activities in 2005. Results were encouraging and additional work is planned.

JDS Property

We entered into a letter of intent with Golden Odyssey Mining Inc. to joint venture our JDS gold property in the Cortez Trend, Nevada. Golden Odyssey Exploration Inc. is a wholly-owned subsidiary of Golden Odyssey Mining Inc (TSE VENTURE:GOE) and is engaged in mineral exploration in the State of Nevada within the Walker Lane, Cortez Trend, and Carlin Trend.

Under the terms of the Letter of Intent to Joint Venture, Golden Odyssey may earn a 51% interest in the JDS property by performing 6,000 ft of reverse-circulation drilling within 18 months of signing the agreement. The exploration expenditures are to be undertaken and paid for by Golden Odyssey pursuant to the letter of intent. Golden Odyssey will have the option to increase its ownership by 14% by funding US$1.5 million in additional work and may increase its ownership by an additional 10% by funding an additional

$2.0 million in work, for a total of $3.5 million. Under these terms, Golden Odyssey may ultimately earn a 75% interest in the JDS property, which would leave us holding a 25% in the joint venture.

PLAN OF OPERATIONS

Our planned exploration expenditures for the next twelve months on our Nevada and Mexican mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due	Total
Exploration of Hannah Property, Nevada	$45,000	$3,075	$15,000	$63,075
Exploration of Jenny Hill Property, Nevada	$Nil (1)	$Nil (1)	$Nil (1)	$Nil (1)
Exploration of JDS Property, Nevada	$Nil (2)	$Nil (2)	$Nil (2)	$Nil (2)
Exploration of La Bufa Property, Mexico	$100,000	$2,150	$Nil	$102,150
Administration – Nevada	$105,000 (3)	-	-	$105,000
Administration - Vancouver	$200,000 (4)	-	-	$200,000
Total	$450,000	$5,225	$15,000	$470,225

(1)

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

(2)

Golden Odyssey has indicated that drilling of the JDS property will commence in 2006. Under the terms of the Letter of Intent to Joint Venture, Golden Odyssey may earn a 51% interest in the JDS property by performing 6,000 ft of reverse-circulation drilling within 18 months of signing the agreement. The exploration expenditures are to be undertaken and paid for by Golden Odyssey pursuant to the letter of intent to joint venture the property with Golden Odyssey. If Golden Odyssey determines to return the property to us prior to the time when the property payments and/or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties required to keep the property in good standing.

Our general and administrative expenses referred will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $15,983 as of June 30, 2006 and a working capital deficit in the amount of $138,950 as of June 30, 2006. An amount of $100,000 is included as a short term payable, which is a debt payable to a shareholder who loaned $200,000 to the Company on startup. Half of the amount plus interest has been repaid. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $600,000 to proceed with our plan of operations over the next twelve months. This includes repayment of the $100,000. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. We are presently taking a registered offering of 2,857,143 units, with each unit consisting of one share of common stock, one-half of one Series A warrant and one Series B warrant. The units are being offered at a price of $0.20 per unit. Our objective is to complete this offering by the end of August 2006, although there is no assurance that we will be able to complete sales of any or all of the units offered. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources. Alternatively, we may look to raise additional funds before the end of 2006 and/or in the early part of 2007.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly and as noted in the above paragraph, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

As we have done in the past, we may consider entering into joint venture arrangements to provide the required funding to pursue drilling and advanced exploration of our mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

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

We have determined that follow up drilling is warranted on the Hannah Property based on the results of the initial eleven hole drilling program that we completed on the Hannah Property, as described above. We have reduced our exploration plans for the Hannah Property in view of our limited financial resources Our plan of exploration for the Hannah Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Phase 2 Exploration Drilling	Drill four shallow reverse-circulation drill holes to test the breccia zone and possible extensions under pediment gravels. This is a reduction from our previous plan to drill 10 holes.

The anticipated timetable and estimated budget for completion for this exploration is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase 2 Exploration Drilling	4th Qtr	$45,000

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

Buffalo Valley Property

We executed a letter to intent to joint venture the Buffalo Valley Property with Agnico-Eagle (USA) Ltd., effective July 26, 2005. Under the terms of the letter agreement, Agnico-Eagle was obligated to keep the property in good standing with the BLM and local Counties in 2005 and to make the underlying payments to the Owner, Nevada North Resources (USA), Inc. Upon completing US$3.0 million in work expenditures on the Property, Agnico-Eagle would have earned a 60% interest in the property and a joint venture will be formed. Agnico-Eagle would then have 180 days to elect to earn an additional 10% by preparing and presenting to the Company a feasibility study for the development of a mine on the property. On completion of the feasibility study, Agnico-Eagle would have earned a 70% interest in the property. If the joint venture decided to develop a mine, Agnico-Eagle could have loaned or helped arrange financing for our portion of the required capital in consideration of an additional 5% interest in the joint venture. Exercise of this option would have resulted in Agnico-Eagle holding 75% and us holding 25% of the joint venture. If Agnico-Eagle elected to drop the Property before June 1 in any given year, the lease payment obligations and government claim holding costs shall revert back to us.

As discussed above, Agnico-Eagle recently drilled five holes on the Buffalo Valley Property. Assay results were discouraging. Subsequently, Agnico-Eagle returned the property to Lincoln and we have dropped the underlying lease with Nevada North Resources (USA), Inc. Accordingly, we do not hold any further interest in the Buffalo Valley property.

JDS Property

The early-stage exploration property (1540 acres) is located in north central Nevada in one of the world’s most active exploration areas – the Cortez Trend. The JDS claim block is approximately 17 miles southeast of Barrick Gold’s Cortez Hills' discovery and 8 miles northeast of US Gold’s Tonkin Springs Mine.

During the second quarter of 2006, we entered into a letter of intent with Golden Odyssey Exploration Inc. to joint venture the JDS gold property, as described above. Drilling is planned to be completed by Golden Odyssey for the summer of 2006 if a drill rig can be contracted.

La Bufa Property

Our plan for exploration of the La Bufa Concession in 2006 is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Construct Base Map	3rd Qtr 2006	$25,000
Property Acquisition	3rd Qtr 2006	$30,000
Data Base Management	3rd Qtr 2006	$10,000
Geologic Mapping	3rd Qtr 2006	$45,000
Soil Survey	3rd Qtr 2006	$45,000
Phase 1 Drilling	3rd Qtr 2006	$225,000
Metallurgy	4th Qtr 2006	$5,000
Data Evaluation	4th Qtr 2006	$15,000
Total		TOTAL: $ 400,000

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

New Opportunities

We reviewed several prospective gold properties in Nevada and Mexico during the first half of 2006. We are also planning more site visits to evaluate prospective properties during the current quarter.

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

RESULTS OF OPERATIONS

Our results of operations for the six months ended June 30, 2006 are summarized below:

	Accumulated For
	the Period	For the Six	For the Six
	September 25, 2003	Months	Months
	(Date of Inception)	Ended June	Ended June
	To June 30, 2006	30, 2006	30, 2005
	$	$	$
Revenue	-	-	-

Expenses

Depreciation	3,422	1,444	472

Foreign exchange loss	5,799	2,009	454

General and administrative	2,262,378	119,632	452,354

Impairment of mineral properties	65,000	10,000	-

Mineral exploration	820,127	16,475	327,225

Total Expenses	3,156,726	149,560	780,505

Net Loss From Operations	(3,156,726)	(149,560)	(780,505)

Other Income (Expense)

Accounts payable written off	33,564	-	-

Interest income	9,337	923	2,431

Interest expense	(42,242)	(5,214)	(13,626)

Net Loss	(3,156,067)	(153,851)	(791,700)

Both our net loss and exploration expenditures decreased substantially for six month period ended June 30, 2006 over the corresponding periods in 2005. This decrease is attributable largely to our decreased exploration activities during the first six months of 2006, as outlined under the heading “Exploration Activity in the Quarter Ended June 30, 2006”. We anticipate that our expenses and net loss will remain low throughout the current fiscal year in comparison with 2005 as a result of our reduced exploration activities, our increased joint venture activities and as a result of lower payments required to maintain our interests in our mineral properties. We anticipate continued professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at June 30, 2006 was $15,983 compared to $132,806 as of December 31, 2005. We had a working capital deficit $138,950 as of June 30, 2006 compared to working capital of $3,457 as of December 31, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $470,225 as outlined above under the heading “Plan of Operations”. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $600,000 to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

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

On September 15, 2005 we completed an agreement whereby we repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days. With the completion of the first payment the convertible note was deemed to be repaid in full and both the conversion of debt to common stock along with the warrants was cancelled. We plan to repay the remaining $100,000 owed when our next funding is completed.

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

CRITICAL ACCOUNTING POLICIES

Mineral Property Costs

We have been in the exploration stage since our formation on September 25, 2003 and has not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the six month period ended June 30, 2006, mineral property costs totaling $10,000 were impaired as there are no proven or probable reserves on these properties.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended June 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended June 30, 2006.

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are attached to this Quarterly Report on Form 10-QSB:

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
Date: August 10, 2006