Form 10QSB
period 2006-09-30
LINCOLN GOLD CORP
filed 2006-11-14
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
 for the quarterly period ended September 30, 2006

[   ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____ to _____

Commission File Number: 000-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer as specified in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 350, 885 Dunsmuir Street, Vancouver, BC V6C 1N5
(Address of principal executive offices)

604-688-7377
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 42,990,000 shares of common stock as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

Our unaudited financial statements for the three and nine months ended September 30, 2006, as set forth below, are included with this Quarterly Report on Form 10-QSB:

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(Unaudited)

	September 30,	December 31,
	2006	2005
	$	$

ASSETS
Current Assets
Cash	105,765	132,806
Prepaid expenses and deposits	6,400	11,302
Total Current Assets	112,165	144,108
Property and Equipment (Note 3)	5,162	7,328
Total Assets	117,327	151,436
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	35,488	20,474
Accrued liabilities	10,940	12,097
Due to related parties (Note 5(b))	3,184	8,080
Note payable (Note 6)	100,000	100,000
Total Liabilities	149,612	140,651
Commitments and Contingencies (Note 1 and 4)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.001 par value;
42,990,000 and 41,865,000 shares issued and outstanding, respectively	42,990	41,865
Additional Paid-in Capital	3,294,863	3,092,488
Deficit Accumulated During the Exploration Stage	(3,370,138)	(3,123,568)
Total Stockholders’ Equity (Deficit)	(32,285)	10,785
Total Liabilities and Stockholders’ Equity (Deficit)	117,327	151,436

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(Unaudited)

					Accumulated
					From
	Three Months	Three Months	Nine Months	Nine Months	September 25, 2003
	Ended	Ended	Ended	Ended	(Date of Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2006	2005	2006	2005	2006
	$	$	$	$	$
Revenue	-	-	-	-	-
Expenses
Depreciation	722	784	2,166	1,256	4,144
Foreign exchange (gain) loss	(1,018)	(291)	991	163	4,781
General and administrative (Note 5(a))	28,181	196,674	147,813	649,028	2,290,559
Impairment of mineral properties (Note 2(h))	-	-	10,000	-	65,000
Mineral exploration	61,839	207,665	78,314	534,890	881,966
Total Expenses	89,724	404,832	239,284	1,185,337	3,246,450
Loss From Operations	(89,724)	(404,832)	(239,284)	(1,185,337)	(3,246,450)
Other Income (Expense)
Accounts payable written off	-	-	-	-	33,564
Interest income	1,040	-	1,963	2,431	10,377
Interest expense	(4,035)	(5,490)	(9,249)	(19,116)	(46,277)
Net Loss	(92,719)	(410,322)	(246,570)	(1,202,022)	(3,248,786)
Net Loss Per Share – Basic and Diluted	-	(0.01)	(0.01)	(0.03)
Weighted Average Shares Outstanding	42,675,000	40,814,000	42,156,000	40,814,000

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
	$	$
Operating Activities
Net loss	(246,570)	(1,202,022)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	2,166	1,256
Stock-based compensation	-	108,000
Impairment of mineral properties	10,000	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	4,902	(8,579)
Account payable and accrued liabilities	13,857	(63,004)
Due to related parties	(4,896)	(8,717)
Net Cash Used in Operating Activities	(220,541)	(1,173,066)
Investing Activities
Purchase of property and equipment	-	(9,306)
Net Cash Flows Used in Investing Activities	-	(9,306)
Financing Activities
Repayment of loan payable	-	(48,090)
Issuance of note payable	-	(100,000)
Proceeds from share subscriptions receivable	-	528,000
Proceeds from issuance of common stock	193,500	913,290
Net Cash Flows Provided by Financing Activities	193,500	1,293,200
Increase (Decrease) in Cash	(27,041)	110,828
Cash – Beginning of Period	132,806	127,785
Cash – End of Period	105,765	238,613

Non-cash Investing and Financing Activities
Shares issued to creditors for services	-	108,000
Shares issued for mineral property costs	10,000	-

Supplemental Disclosures
Interest paid	-	35,000
Income tax paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Lincoln Gold Corporation (the “Company”) was incorporated in the State of Nevada, USA, on February 17, 1999 under the name of Braden Technologies Inc. Effective March 26, 2004, the Company acquired 100% of the issued and outstanding shares of Lincoln Gold Corp., a private company incorporated in the State of Nevada, USA, on September 25, 2003. On April 6, 2004, the Company and its subsidiary, Lincoln Gold Corp., merged to form Lincoln Gold Corporation.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2006, the Company has never generated any revenues, has accumulated losses of $3,370,138 since inception of the development stage, and has a working capital deficiency of $37,447. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to complete private placement sales of the Company’s shares in order to raise the funds necessary to pursue its plan of operation and fund working capital. The Company filed an amended SB-2 Registration Statement with the U.S. Securities and Exchange Commission, which was declared effective on May 2, 2006, to register and offer up to 2,857,143 units at a price of $0.20 per unit. Each unit will consist of one share of common stock, one-half Class A Warrant and one Class B Warrant. The first tranche of this offering closed on July 27, 2006 and consisted of 1,075,000 units at $0.20 per unit for net cash proceeds of $193,500 after stock issuance costs of $21,500.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-covered method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at September 30, 2006 and 2005 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

The Company has been in the exploration stage since its formation on September 25, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the nine month period ended September 30, 2006, mineral property costs totaling $10,000 were impaired as there are no proven or probable reserves on these properties.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Financial Instruments

The fair values of cash, prepaid expenses, accounts payable, accrued liabilities, due to related parties and note payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely that not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	k)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each consolidated balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Stock-based Compensation (continued)

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Balance, December 31, 2005	2,390,000	$0.60
Granted	-	-
Exercised	-	-

Balance, September 30, 2006	2,390,000	$0.60

Additional information regarding options outstanding as at September 30, 2006 is as follows:

Outstanding and Exercisable
Weighted
		average	Weighted
	Number of	remaining	average
Exercise price	shares	contractual life	exercise price

$0.60	2,390,000	0.70 years	$0.60

m)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

	n)	Interim Consolidated Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	o)	Reclassifications

Certain reclassifications have been made to the prior period’s consolidated financial statements to conform to the current period’s presentation.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

3.	Property and Equipment

			September
			30,	December 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	4,676	2,071	2,605	3,774
Computer software	1,345	1,121	224	729
Office equipment and fixtures	3,285	952	2,333	2,825
	9,306	4,143	5,162	7,328

4.	Mineral Property Interests

	a)	Hannah Property

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

$10,000 upon exercise of the lease (paid); $20,000 by July 9, 2005 (paid); $20,000 by July 9, 2006 (lease terminated)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

4.	Mineral Property Interests (continued)

On July 26, 2005, the Company entered into an agreement whereby it granted the right to earn up to a 75% interest in the property to an Optionee. To earn a 60% interest, the Optionee had a work commitment (includes maintaining the underlying leases and claims in good standing) of $3,000,000 over a five-year period. Since exploration results were considered poor, the option agreement was terminated. On May 24, 2006, the Company terminated its lease agreement with Nevada North and returned the property to them.

d)	Jenny Hill Property

On September 28, 2004, the Company entered into a mining lease and option to purchase agreement comprising ninety-seven mineral claims situated in Mineral and Nye Counties, Nevada for a term of seven years. The agreement calls for the Company to make option payments $1,500,000 over a seven year period as follows:

  $20,000 upon signing the agreement (paid);
  $25,000 by September 28, 2005 (paid);
  $30,000 by September 28, 2006 (paid by Optionee);
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

On December 9, 2005, the Company entered into a non-binding agreement whereby it offered the right to earn a 60% interest in the property to an Optionee. The Optionee can earn a 60% interest by spending $3,000,000 in exploration work on the property over a five-year period with a minimum expenditure of $200,000 to be spent during the first year. In addition, the Optionee can earn an additional 10% interest by completing a feasibility study on the project and an additional 5% interest (for a total of 75%) by arranging financing on behalf of the Company for its share of the construction costs as a result of both parties reaching a positive construction decision for a mine operation on the project. A formal agreement is to be signed by both parties within ninety days (extended).

e)	La Bufa Property

On August 5, 2005, the Company entered into a Letter of Intent to form a joint venture for the exploration and development of the La Bufa property, located in Chihuahua, Mexico. Under the Letter of Intent, the Company may acquire a 51% interest in the La Bufa property by spending $2,000,000 on the property over four years and by issuing 350,000 shares of the Company to Almaden over a five year period (50,000 shares issued at a fair value of $10,000 on March 15, 2006). The Company is in the process of issuing 60,000 shares which were due and payable August 5, 2006. In addition, the Company may acquire another 9% of the property by spending an additional $1,000,000 on the property. If production is achieved, the Company will pay a bonus by issuing 100,000 of its shares. The Company is committed to spend $100,000 in the first year.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2006
(Expressed in U.S. dollars)
(Unaudited)

5.	Related Party Transactions

a)

During the nine months ended September 30, 2006, the Company paid management fees of $37,250 (2005 - $49,098) and rent of $2,700 (2005 - $Nil) to the Vice President of the Company and management fees of $14,980 (2005 - $26,750) to a company owned by the President of the Company.

Management fees and rent are included in general and administrative expenses.

b)

As at September 30, 2006, the Company owed $3,184 (December 31, 2005 - $8,080) to various officers and directors and to a company controlled by the President of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

On September 15, 2005, the Company completed an agreement whereby the Company repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days - (outstanding). With the completion of the first payment, both the conversion of debt to common stock along with the warrants was cancelled.

7.	Common Stock

On March 15, 2006, the Company issued 50,000 shares at a fair value of $10,000 pursuant to a mineral property option agreement. See Note 4(e).

On July 27, 2006, the Company completed the first tranche of a private placement and issued 1,075,000 units at $0.20 per unit for net cash proceeds of $193,500, net of stock issuance costs of $21,500. Each unit consists of one common share and one-half of one Series A warrant and one whole Series B warrant. Each whole Series A warrant will be exercisable to acquire one common share at $0.35 per share for a term of one year from the issuance date. Each whole Series B warrant will be exercisable to acquire one common share at $1.35 per share for a term of four years from the issuance date.

Item 2.                Management’s Discussion and Analysis

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2006.

Forward Looking Statements

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

Exploration Activity for the Quarter Ended September 30, 2006

Buffalo Valley Property

Agnico Eagle completed the drilling of five deep RC holes for 4,850 ft on our former Buffalo Valley Property near Battle Mountain, Nevada. Assay results were discouraging and the property was returned to us. We subsequently returned the claims to Nevada North Resources (USA), Inc. This was done at the end of May 2006 and was announced in a press release.

Jenny Hill

Kinross Gold Corporation completed permitting for 20 drill sites of which 10 may be drilled this summer or fall. A delay in drilling is expected owing to the lack of an available drill rig. As of September 30, 2006 the drilling has not started and Kinross has not projected a time for the start of the drilling.

La Bufa

We have received a bid for aerial photography and topographic base map construction on our La Bufa gold property in southwestern Chihuahua State, Mexico. An agreement was signed between us and the mapping company to begin this work as soon as possible, weather permitting. As of September 30, 2006 this work had not been completed because of cloudy weather conditions which have prevented photography. It is expected that this work will be completed in November 2006. We completed in the quarter a soil sampling program on the central part of property. This work was carried out by a contractor in Mexico under the supervision of an American geologist. A total of 608 samples were taken. Assay results are pending on some of the holes. This work will be combined with the aerial photography and previously completed mapping to prepare a detailed geologic map which will be used to plan future work on the property.

Hannah

Earlier in 2006, we conducted a ground magnetometer survey over a portion of the Hannah gold property in Churchill County, Nevada. The survey focused on gold mineralization that was drilled by us in 2005. Results were encouraging and additional work is planned. No work was completed in the third quarter.

JDS

We signed a letter of intent to joint venture our JDS gold property in the Cortez Trend, Nevada. Golden Odyssey Mining Inc. has an option to earn up to 75% of the property by conducting 6,000 ft of drilling and additional work. Drilling was planned for the summer of 2006. No drilling had been completed by September 30 due to lack of a drill rig.

Our exploration programs will continue to be directed by our management and will be supervised by Mr. Jeffrey Wilson, our vice-president of exploration. We will engage contractors to carry out our exploration programs under Mr. Wilson’s supervision. Contractors that we plan to engage include project geologists, geochemical sampling crews and drilling companies, each according to the specific exploration program on each property. Our budgets for our exploration programs are set forth in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2005 under the heading “Description of Properties.” and are updated by this Quarterly Report. These explorations plans will vary based on the results of exploration programs that we complete and based on decisions of our management regarding the prioritization of exploration programs based on funds available to us. We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for reverse-circulation drilling.

Exploration Stage Company

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

Plan of Operations

Our planned exploration expenditures for the next twelve months on our Nevada and Mexican mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due	Total
Exploration of Hannah Property, Nevada	$159,000	$3,075	$15,000	$177,075
Exploration of JDS Property, Nevada	$Nil (2)	$Nil (2)	$Nil (2)	$Nil (2)
Exploration of Jenny Hill Property, Nevada	$Nil (1)	$Nil (1)	$Nil (1)	$Nil (1)
Exploration of La Bufa Property, Mexico	$400,000	$2,150	$Nil	$402,150
Administration – Nevada	$105,000	-	-	$105,000

Administration - Vancouver	$200,000	-	-	$200,000
Total	$864,000	$5,225	$15,000	$884,225

(1)

Kinross anticipates undertaking exploration expenditures in the amount of $200,000 on the Jenny Hill property. Further, in September 2006, Kinross paid $12,983 to the BLM and local counties for yearly assessment fees and $25,000 will be paid to the property owner at the end of the year. These exploration expenditures are paid for by Kinross pursuant to our letter of intent to our letter of intent to joint venture the property with Kinross. However, if Kinross determines to return the property to us prior to the time when the property payments and/ or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties and the property payments required to maintain the property in good standing.

(2)

Golden Odyssey has indicated that drilling of the JDS property will commence in 2006. Under the terms of the Letter of Intent to Joint Venture, Golden Odyssey may earn a 51% interest in the JDS property by performing 6,000 ft of reverse-circulation drilling within 18 months of signing the agreement. The exploration expenditures are to be undertaken and paid for by Golden Odyssey pursuant to the letter of intent to joint venture the property with Golden Odyssey. As with the Kinross joint venture, if Golden Odyssey determines to return the property to us prior to the time when the property payments and/or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties required to keep the property in good standing.

Our general and administrative expenses referred will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $105,765 as of September 30, 2006 and a working capital deficit in the amount of $37,447 as of September 30, 2006. An amount of $100,000 is included as a short term payable, which is a debt payable to a shareholder who loaned $200,000 to the Company on startup. Half of the amount plus interest has been repaid. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $850,000 to proceed with our plan of operations over the next twelve months. This includes payback of the $100,000. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. During our third quarter, we began to raise funds by way of a registered offering and raised $193,500 by the end of the quarter. Since we achieved less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources. Alternatively, we may look to additional funds raising before the end of 2006 and/or in the early part of 2007.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly as noted in the above paragraph we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged after the one that is in progress now and we cannot provide investors with any assurance that we will be able to raise sufficient funds from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

As we have done in the past we may consider entering into joint venture arrangements to provide the required funding to pursue drilling and advanced exploration of our mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our mineral claims to the joint venture partner.

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

Our plan of exploration for the Hannah Property is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Pediment Electromagnetic Survey	Conduct geophysical survey in pediment covered area west of mineralized breccia to identify the trace of target zone.
Phase 2 Exploration Drilling	Drill ten shallow reverse-circulation drill holes to test the breccia zone and possible extensions under pediment gravels. Estimate 4000 ft of drilling.
Bottle-Roll Metallurgical Tests	Conduct several bottle-roll metallurgical tests conducted on “as received“ drill cuttings from mineralized zones.

Description of Phase of Exploration	Description of Exploration Work Required
Data Evaluation	Evaluate drilling and metallurgical results.

The anticipated timetable and estimated budget for completion for each stage of exploration is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Pediment Electromagnetic Survey	3rd Qtr 2006	$20,000
Phase 2 Exploration Drilling	2nd Qtr 2007	$130,000
Bottle-Roll Metallurgical Tests	2nd Qtr 2007	$1,500
Data Evaluation	3rd Qtr 2007	$7,500

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

During the second quarter of 2006, we announced that Golden Odyssey Exploration Inc. (Golden Odyssey) had signed a letter of intent to joint venture our JDS gold property. We are advised by Golden Odyssey that it plans to undertake the following exploration, which would be completed at its expense:

Description of Phase of Exploration	Description of Exploration Work Required
Phase 1 Drilling	Drill three reverse-circulation holes to test the mercury soil gas anomaly. Estimated total footage: 3,000 to 4,000 ft
Data Evaluation	Evaluate drill data

The anticipated timetable and estimated budget for completion of each stage of exploration are as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase 1 Drilling	Fourth quarter of 2006	$150,000
Data Evaluation	First and Second quarter of 2007	$7,000

Under the terms of the letter of intent to joint venture, Golden Odyssey may earn a 51% interest in the JDS property by performing 6,000 ft of reverse-circulation drilling within 18 months of signing the agreement. Initial plans are to drill during 2006, as described above. Golden Odyssey will have the option to increase its ownership by 14% by funding $1.5 million in additional work and may increase its ownership by an additional 10% by funding an additional $2.0 million in work for a total of US$3.5 million. Under these terms, Golden Odyssey may ultimately earn 75% interest in the joint venture, with us owming the remaining 25% interest in the joint venture. To date, no bids have been received from drilling companies; normal industry rates are expected for reverse-circulation drilling.

Golden Odyssey Exploration Inc. is a wholly-owned subsidiary of Golden Odyssey Mining Inc (TSE VENTURE:GOE) and is engaged in mineral exploration in the State of Nevada within the Walker Lane, Cortez Trend, and Carlin Trend.

La Bufa Property

Our plan for exploration of the La Bufa Concession in 2006 is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Construct Base Map	4th Qtr 2006	$25,000

Additional Property Acquisition	4th Qtr 2006	$30,000
Data Base Management	4th Qtr 2006	$10,000
Geologic Mapping	4th Qtr 2006	$45,000
Soil Survey	3rd Qtr 2006	$45,000
Phase 1 Drilling	2nd Qtr 2007	$225,000
Metallurgy	3rd Qtr 2007	$5,000
Data Evaluation	3rd Qtr 2007	$15,000
Total		$ 400,000

During September 2006, we contracted a Mexican geological contractor, Minera Cascabel, S.A. de C.V., to assist in conducting a soil survey on the property. The exploration program was managed on site by Richard Bybee, P. Geol. State of Wyoming (PG-1505) with extensive experience in Latin America. Our V.P. of Exploration, Jeffrey L. Wilson, P. Geol. State of Utah, oversaw the project. Additional seasoned geologists were used as warranted. The goal of the program was to identify gold anomalies along the southward extension of the Rosario vein system onto the La Bufa property. The survey was oriented 330° along low hills containing various vein outcrops and subcrops. Six hundred and ninety three holes were laid out on 25 meter stations along 33 sample lines on 50 meter spacings. Of these, 85 samples could not be completed owing to cultural areas or poor access.

ALS Chemex was used for all analytical work. All samples were prepared in the Chihuahua lab and sent to Canada for assaying. Samples were assayed for gold (Au 30 gram fire assay with an ICP-AES finish) and for multi-elements (34 elements, aqua regia digestion). All assays have been received. Most of the dols data have been entered into a plotting program and awaits the return of Rich Bybee for final interpretation. This map is expected by mid November. Preliminary reviews of the data indicate that numerous, cohesive anomalies are present. The actual strike of the gold-bearing veins does not necessarily coincide with the trend of the soils anomalies owing to the down-slope dispersal of gold in soil from outcrops and subcrops. Also some of the anomalies may represent contamination from past mining activities. We believe that at least eight significant gold anomalies are present within the survey area and are worthy of follow-up work.

It is important to note that Upper Volcanics are believed to be present in the northern portion of the survey. The Upper Volcanics are barren and overlie the Lower Volcanics which host the vein system. Geologic mapping is now needed to advance the project and develop high-priority drill targets.

New Opportunities

We reviewed several prospective gold properties in Nevada and Mexico during the first quarter of 2006. We are also planning more site visits to evaluate prospective properties during the current quarter.

Basis of Presentation of Financial Results

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

Results of Operations

Our results of operations for the nine months ended September 30, 2006 are summarized below:

	Accumulated
	For the Period
	September 25,
	2003	For the Nine	For the Nine
	(Date of Inception)	Months Ended	Months Ended
	To September 30,	Sept 30,	Sept 30,
	2006	2006	2005
	$	$	$
Revenue	-	-	-
Expenses
Depreciation	4,144	2,166	1,256
Foreign exchange loss	4,781	991	163
General and administrative	2,290,559	147,813	649,028
Impairment loss on mineral
acquisition costs	65,000	10,000	-
Mineral exploration	881,966	78,314	534,890
Total Expenses	3,246,450	239,284	1,185,337
Net Loss From Operations	(3,246,450)	(239,284)	(1,185,337)
Other Income (Expense)
Accounts payable written off	33,564	-	-
Interest income	10,377	1,963	2,431
Interest expense	(46,277)	(9,249)	(19,116)
Net Loss	(3,248,786)	(246,570)	(1,202,022)

Both our net loss and exploration expenditures decreased substantially for nine month period ended September 30, 2006 over the corresponding periods in 2005. This decrease is attributable largely to our decreased exploration activities during the first nine months of 2006, as outlined under the heading “Exploration Activity To September 30, 2006”. We anticipate that, if we are able to obtain additional financing, our expenses and net loss will remain low throughout the current fiscal year in comparison with 2005 as a result of our reduced exploration activities, our increased joint venture activities and as a result of lower payments required to maintain our interests in our mineral properties. We anticipate continued professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

Liquidity and Capital Resources

Our cash position at September 30, 2006 was $105,765 compared to $132,806 as of December 31, 2005. We had a working capital deficit $37,447 as of September 30, 2006 compared to a working capital deficit of $3,457 as of December 31, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $865,000 as outlined above under the heading “Plan of Operations”. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $850,000 to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing.

Registered Offering

We completed the offering of 1,075,000 units (each a “Unit”) at a price of US$0.20 per Unit for total proceeds of $215,000 on July 27, 2006. We completed this offering pursuant to our Form SB-2 registration statement filed with the Securities and Exchange Commission pursuant to the United States Securities Act of 1933 (the “Act”). Each Unit comprised of one share of common stock (each a “Share” and together, the “Shares”), one-half of one Series A Warrant and one whole series B Warrant. Each whole Class A Warrant will be exercisable to acquire one share of common stock (each a “Class A Warrant Share” and together, the “Class A Warrant Shares”) at $0.35 per share and will expire on the date that is one year from the date of issuance. Each whole Class B Warrant will be exercisable to acquire one share of common stock (each a “Class B Warrant Share” and together, the “Class B Warrant Shares”) at $1.35 per share and will expire on the date that is four years from the date of issuance. Each of the Class A Warrants and the Class B Warrants are subject to accelerated exercise provisions.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”) .

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended September 30, 2006.

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

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended September 30, 2006.

We completed the offering of 1,075,000 units (each a “Unit”) at a price of US$0.20 per Unit for total proceeds of $215,000 on July 27, 2006. We completed this offering pursuant to our Form SB-2 registration statement filed with the Securities and Exchange Commission (the “SEC”) pursuant to the United States Securities Act of 1933 (the “Act”). This registration statement was declared effective by the SEC on May 2, 2006 and has been assigned the file number 333-130654 by the SEC. The registration statement qualified the issuance of up to 2,857,143 Units at a price of $0.02 per Unit. Each Unit comprised of one share of common stock (each a “Share” and together, the “Shares”), one-half of one Series A Warrant and one whole series B Warrant. Each whole Class A Warrant will be exercisable to acquire one share of common stock (each a “Class A Warrant Share” and together, the “Class A Warrant Shares”) at $0.35 per share and will expire on the date that is one year from the date of issuance. Each whole Class B Warrant will be exercisable to acquire one share of common stock (each a “Class B Warrant Share” and together, the “Class B Warrant Shares”) at $1.35 per share and will expire on the date that is four years from the date of issuance. Each of the Class A Warrants and the Class B Warrants are subject to accelerated exercise provisions. All units were sold by our officers and directors to whom no commission ,fee or other compensation was paid. The proceeds of the offering have been and will be applied to the exploration of our mineral properties. We are continuing this offering, however no further sales of Units have been completed to this date of this Quarterly Report.

We have agreed to issue 60,000 shares of our common stock to Almaden Minerals in order to maintain our interest in the La Bufa property. These shares were due and payable August 5, 2006. We are in the process of issuing these shares and anticipate that these shares will be issued during the fourth quarter of our fiscal year.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the nine months ended September 30, 2006.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 29, 2004 (4).
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.10	2005 Stock Option Plan (7)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (8)
32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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
Date: November 13, 2006