Form 10KSB
period 2006-12-31
LINCOLN GOLD CORP
filed 2007-04-02
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 0-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 350, 885 Dunsmuir Street
Vancouver, British Columbia, Canada	V6C 1N5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 688-7377

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

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

State issuer’s revenues for its most recent fiscal year $NIL

1 of 43

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,296,667 as of March 26, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 43,656,666 shares of common stock as of March 26, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

2 of 43

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

3 of 43

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

MINERAL PROPERTIES AND PLAN OF OPERATIONS

We hold interests in four groups of mineral properties, with three properties located in Nevada and one property located in Mexico, as described below:

Name of Property	Location
Hannah Property	Churchill County, Nevada
JDS Property	Eureka County, Nevada
Jenny Hill Property	Mineral & NYE Counties, Nevada
La Bufa	Mexico

In addition, we are in the process of negotiating to acquire a fourth property in Nevada. The property is known as the Pine Grove and is near Yerington, Nevada. There are two patented claims associated with the property and two claim holders. We are in the process of drawing up formal agreements on the claims pursuant to negotiations that have been completed to date. No expenditures have been made on the claims and none will be made until the formal agreements are signed.

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

4 of 43

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

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate the further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. We have renewed all of our Nevada mineral claims by making the required filings with the Bureau of Land Management by September 1, 2006. We further plan to renew all of our mineral claims by making the required filings with the Bureau of Land Management by September 1, 2007 except where we determine to abandon exploration of any mineral claim prior to September 1, 2007. All exploration activities on our mineral claims are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that our mineral claims contain potentially commercial exploitable quantities of gold, then we would attempt to complete feasibility studies on our property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration programs show evidence of gold mineralization.

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

5 of 43

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

Buffalo Valley Property

Agnico Eagle completed the drilling of five deep RC holes for 4,850 ft on the Company's Buffalo Valley Property near Battle Mountain, Nevada. Assay results were discouraging and the property was returned to the Company who subsequently returned the claims to Nevada North Resources (USA), Inc. This was done at the end of May 2006 and was announced in a press release.

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

6 of 43

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

We have made all current Bureau of Land Management filings for our Nevada properties. All claims are in good standing until September 1, 2007. Applicable county fees have also been paid.

The La Bufa property is an exploration concession granted by a branch of the Mexican government and is for a three year terms. Thereafter, the La Bufa property may be converted into an exploitation concession that would have a term of fifty years. The La Bufa property is presently beginning the second year of the term of its exploration concession. An annual fee of $1.25 pesos per hectare is due to the Mexican federal government. The net area of the La Bufa exploration concession is 1040.75 hectares, thereby requiring an annual payment of $1300.94 pesos. These amounts are subject to change and adjustment by the Mexican authorities.

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

7 of 43

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

LINCOLN GOLD CORPORATION
Hannah Project
Sections 17 & 18, T24N, R27E
Churchill County, Nevada
Access and Location Map
Unimproved Dirt Road
Maintained Gravel Road
Scale: 1:250,000
HANNAH PROJECT
N
S
E
W
0 1 2 3 4 5 Miles
Nache Peak
Copper Valley
Black Warrior Peak
6336
TRUCKEE
RANGE
Fireball Ridge
5331
Hot Springs Flat
Juniper Peak
7202
Black Mtn
Brady Hot Springs
Desert Peak
5365
MTS
HOT SPRINGS
Two Tips
7074
Dodge Flat
Wadsworth
River
Fernley
TRUCKEE
LAHONTAN
STATE RECREATION

8 of 43

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

Date of Payment	Amount of Option Payment
December 24, 2003	$5,000 (paid)
January 10, 2005	$5,000 (paid)
January 10, 2006	$10,000 (paid)
January 10, 2007	$15,000 (in quarterly payments) First payment has been made
January 10, 2008	$25,000
January 10, 2009	$25,000
January 10, 2010	$25,000
January 10, 2011	$25,000
January 10, 2012	$25,000
January 10, 2013	$50,000

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

9 of 43

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

We have paid $3,075 for BLM and County annual claim maintenance fees that were required to be paid by October 1, 2006. We will be required pay approximately $3,075 for BLM and County annual claim maintenance fees by September 1, 2007. We are not obligated to complete any minimum exploration expenditures or other work commitment in order to maintain our option on the Hannah property.

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

4.	Present Condition of the Property and Current State of Exploration

The Hannah Property is in the early stage of exploration and presently contains no known gold or silver resources. Our current state of exploration consists of geologic mapping, soil and rock-chip sampling, a ground magnetometer survey, and 11 reverse-circulation drill holes (4,815 ft) drilled by the Company in 2005. Shallow ore-grade gold and silver mineralization is present in two adjacent drill holes.

There is no plant or equipment on the Hannah Property other than some scattered remnants of past prospecting. The property consists of barren land with no improvements with the exception of dirt roads.

We have no formal reports on the Hannah Property. However, we do have all soil and rock-chip sample maps and results, a preliminary geologic map, a ground magnetometer map, and drill hole logs and assay results from 11 reverse-circulation drill holes.

During 2006, we conducted a ground magnetometer survey in the vicinity of mineralized drill holes H-1 and H-11 which were drilled in a northwest-trending, highly oxidized shear zone. Results show a magnetic high to the northwest buried under pediment gravels and a magnetic low to the southeast beneath alluvium. The abrupt transition area from low to high magnetic response offers a possible structural intersection between contrasting rocks types. Structural intersections are potential gold-silver targets.

Provided adequate funding is available, we would like to conduct offset drilling from the two holes that encountered ore-grade gold-silver mineralization. However, we are also showing the property to multiple “juniors” who have expressed potential interest in participating in a joint venture on the Hannah Property. To date, we have not concluded any joint venture agreement for the Hannah Property. It is important to note that there is no “work obligation” in the property option agreement. Owing to this situation, the property may sit idle until a joint venture partner is acquired, provided that we continue to make the payments required under the option agreement.

Our plan of exploration for the Hannah Property is as follows:

10 of 43

Description of Phase of Exploration	Description of Exploration Work Required
Acquire Joint Venture Partner	Execute an Exploration Agreement with Option to Joint Venture with a potential joint venture partner (a “JV Partner”)
Exploration Trenching	JV Partner conducts trenching across target with an excavator
Phase 2 Drilling	JV Partner drills 5 to 10 angle RC drill holes
Bottle Roll Metallurgical Tests	JV Partner conducts metallurgical tests on select drill cuttings
Data Evaluation	Evaluate results

The anticipated timetable and estimated budget for completion for each stage of exploration is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Acquire Joint Venture Partner	2nd Quarter	$3,000
Exploration Trenching	3rd Quarter	$0 (Partner’s Cost)
Phase 2 Drilling	4th Quarter	$0 (Partner’s Cost)
Bottle-Roll Metallurgical Tests	4th Quarter	$0 (Partner’s Cost)
Data Evaluation	4th Quarter	$2,000

All significant work is expected to be conducted by a joint venture partner using qualified contractors.

5.	Geology

The Hannah Property lies in “exotic” metamorphic terrain comprised of Triassic metavolcancis (greenstones) and various Cretaceous intrusive rocks and Tertiary lake beds (no formation names). A highly oxidized, northwest–trending, gold-silver-bearing shear zone cuts the metavolcanic rocks and is exposed in an outcrop approximately 50 to 100 ft wide and 300 ft long at the edge of the pediment. Pediment and alluvial gravels cover the shear zone to the northwest and southeast. The altered shear zone consists of hydrothermally altered breccia that contains conspicuous iron-oxides and bleaching. Two drill holes cut the zone. Angle hole H-1 (-45º) encountered 35 ft @ 0.016 opt gold from 40 to 75 ft and angle hole H-2 (-60º) encountered 10 ft @ 0.094 opt gold + 5.1 opt silver from 15 to 25 ft. This mineralization is believed to continue under gravels to the northwest and southeast. Similar, although much narrower, shear zones occur on the property and extend up to 1,200 ft in strike length.

JDS PROPERTY, EUREKA COUNTY, NEVADA

1.	Location and Access

The JDS property is located in central Nevada within the “Cortez Trend” portion of the Battle Mountain-Eureka Mineral Belt, approximately 40 miles northwest of the small mining town of Eureka. The property is in Denay Valley adjacent to the northern end of the Simpson Park Mountains. Access is fair to good during good weather via the “Tonkin Road” (dirt/gravel) that traverses through the property. A map showing the location of and access to the JDS property is presented below:

11 of 43

2.	Ownership Interest

We are the owner of the seventy-seven (77) unpatented lode claims comprising the JDS project which covers approximately 1,540 acres (2.04 sq miles). We staked and recorded the mineral claims. These mineral claims are registered in our name and are not subject to underlying lease payments or royalties. The JDS property is subject only to annual claim maintenance fees payable to the BLM and Eureka County. We must pay approximately $12,500 in BLM and Eureka County annual claim maintenance fees by September 1, 2007 in order to maintain our interest in these properties.

Effective May 15, 2006, we entered into a letter agreement on the JDS property for an Exploration Agreement with Option to Form Joint Venture with Golden Odyssey Exploration (TVX: GOE). The earn-in terms are presented below:

Earn-In Period	Required Expenditures	Percent Earned Interest upon Completion of Required Expenditure
18 months from Letter Agreement	6000 ft of exploration drilling	51%
To be determined	US$1,500,000	14%
To be determined	US$2,000,000	10%
		Total 75%

Under the terms of the letter agreement, Golden Odyssey is obligated for all annual claim maintenance fees payable to the U.S. Bureau of Land Management and to Eureka County.

12 of 43

3.	History of Operations

There have been no previous operations of any type on the property.

4.	Present Condition of the Property and Current State of Exploration

In 2005, we completed a mercury soil gas survey and a detail gravity survey line over the northwest portion of the claim block. This area is considered the most prospective for discovery of a Carlin-type gold deposit hosted in “lower plate” carbonate rocks.

There is no plant or equipment of the JDS Property. The property consists of barren land with no improvements other than a Eureka County dirt road that crosses the property and various cattle fences.

We presently have one geologic report on the JDS property that was written by Kenneth D. Cunningham, Wyoming Professional Geologist PG-1636, dated February 9, 2004. The report reviews the potential for Carlin type gold deposits on the JDS Property. We have all raw data and maps for the mercury soil gas survey and for the detail gravity survey line in the same general area. We also have various summary maps and property diagrams.

Work in 2006 consisted largely of farm-out efforts by the Company which were consummated in May 2006 when we entered into the letter agreement with Golden Odyssey. Golden Odyssey has initiated drill permitting with the U.S. Bureau of Land Management and have located an available drill rig. Golden Odyssey plans to complete this drilling during the first quarter of 2007.

Property exploration during 2007 will be conducted by Golden Odyssey Exploration.

Description of Phase of Exploration	Description of Exploration Work Required
Phase 1 Drilling	Golden Odyssey to drill 6,000 ft of reverse-circulation drilling in various locations
Data Evaluation	Evaluate drill data

The anticipated timetable and budget for the Company’s share of work is listed below:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase 1 Drilling	1st Quarter-2nd Quarter	$0 (Golden Odyssey’s Cost)
Data Evaluation	3rd Quarter	$5,000

5.	Geology

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

13 of 43

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

The Jenny Hill Property is comprised of 182 unpatented lode claims covering approximately 3,640 acres (5.7 sq miles) in Mineral and Nye Counties, Nevada. These mineral claims are held by the Company subject to a Lease with Option to Purchase Agreement effective September 28, 2004 between the Company and Larry and Susan McIntosh of Gardnerville, Nevada.

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

14 of 43

Date of Payment	Amount of Advance Royalty Payment
September 28, 2004	$7,000 (paid)
September 28, 2004	$13,000 (paid)
September 28, 2005	$25,000 (paid)
September 28, 2006	$30,000 (paid)
September 28, 2007	$60,000
September 28, 2008	$70,000
September 28, 2009	$80,000
September 28, 2010	$90,000
September 28, 2011	$1,125,000

We were obligated to do US$50,000 in work during the first year of the agreement and are obligated to conduct US$100,000 in work for every year thereafter. We are also obligated to pay all annual federal and county claim maintenance fees due prior to September 1 of each year. These fees total approximately US$24,115.

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

The Kinross Gold earn-in schedule under the letter of intent to joint venture is presented in the following table:

15 of 43

Earn-In Schedule	Required Expenditures	Percent Earned Interest
Year 1*	US$200,000	0%
Years 2 thru 5	US$2,800,000	0%
	Total: US$3,000,000	60%
Complete Feasibility Study	At Cost	10%
Arrange Lincoln Financing	At Cost	5%
		Total: 75%

*Note: The Year 1 work period was extended owing to the lack of an available drill rig.

3.	History of Operations

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

4.	Present Condition of the Property and Current State of Exploration

The Jenny Hill Property is in the early stage of exploration and presently contains no known gold or silver resources. Our current state of exploration consists of geologic mapping, soil and rock-chip sampling, ground magnetometer survey, and a local gravity survey. Drill targets have been identified.

There is no plant or equipment on the Jenny Hill Property other than some scattered remnants of past prospecting and mining activities in the Black Hills. The property consists of barren land with no improvements other than various dirt roads.

Jenny Hill is an early-stage exploration property. There are no formal geologic reports available at this time. However, we do have a geologic map, copies of all soil and rock-chip sample maps and assays, a ground magnetometer survey (105 line kilometres) over the entire property, and a local gravity survey (6 lines) over a northern portion of the property.

During 2006, Kinross Gold Corp. received approval for 20 drill sites on the property from the U.S. Bureau of Land Management. However, no holes were drilled during 2006 due to the lack of an available reverse-circulation drill rig. Drilling is now planned for the first quarter of 2007.

The 2007 exploration plan is presented in the following table.

Description of Phase of Exploration	Description of Exploration Work Required
Phase 1 Drilling	Kinross to drill at least 10 reverse-circulation holes
Data Evaluation	Evaluate drill data

The anticipated timetable and budget for our share of work is listed in the following table:

16 of 43

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase 1 Drilling	1st Quarter	$0 (Kinross’s Cost)
Data Evaluation	2nd Quarter	US$5,000

5.	Geology

The Jenny Hill Property is located along the eastern margin of the northwest-trending Walker Lane Mineral Belt. Bedrock consists of a mass of Jurassic granitic rock resting on a thrust fault, cretaceous dikes and sills, and sedimentary strata of Triassic Luning Formation. Potential for a Carlin-type gold deposit(s) is present in the altered siltstones of the Luning Formation at the northern end of the claim block. Outcrops yield a Carlin-type geochemical signature with anomalous gold. Potential for gold-bearing skarn exists on the southern portion of the claim block where Cretaceous dikes have cut and altered the Luning Formation adjacent to a large thrust sheet of Cretaceous granitic rock. Anomalous gold is present at the surface in skarn exposures. The northern and southern areas of the property appear linked by a major north-trending fault that may be related to gold mineralization. The property has never been drilled.

LA BUFA PROPERTY, Chihuahua, Mexico

1.	Location and Access

The La Bufa exploration concession is located in the southwest extremity of the state of Chihuahua, Mexico and is centered on the small town (mining district) of Guadalupe y Calvo in the Sierra Madre Occidental. The single exploration concession adjoins and surrounds other concessions within the district. Net area is 2,291.26 hectares (approximately 5,661.7 net acres). The nearest commercial airport is in the city of Chihuahua, 480 km by road from the property. All-season vehicle access to the property is excellent. The town of Guadalupe y Calvo is the terminus of the paved, well-maintained Mexico Highway 24 which winds 270 kilometers from mining town of Hidalgo del Parral to the northeast. Access on the concession is via dirt roads. A map showing the location and access to the La Bufa property is presented below.

17 of 43

LA BUFA PROPERTY

CHIHUAHUA, MEXICO

CHIHUAHUA STATE
MEXICO
LA BUFA
EL PASO
U.S.A.
EL TIGRE
Rio Grande River
N
100 KM
Scale
SONORA
CHIHUAHUA
U.S.A.
DOLORES
MULATOS
CUAUHTEMOC
CHIHUAHUA
MORIS
OCAMPO
URUACHIC
MONTERDE
COAHUILA
EL SAUZAL
BATOPILAS
HIDALGO DEL PARRAL
SINALOA
GUADALUPE Y CALVO
MAGISTRAL
DURANGO
2
10
45
16
24
LA BUFA PROPERTY

2.	Ownership Interest

The La Bufa Property consists of three contiguous Mexican Exploration Concessions, La Bufa (No. 219036), La Bufa 1 (No. 222724), and La Bufa 2 (No. 223165) totalling 1,916.21 hectares, as follows:

Name	Type	Title	File	Area Hect.	Issued	Expires	Tax Rate	Pesos	US$
La Bufa	Explor.	219036	16/31696	1040.7594	31/Jan/03	30-Jan-09	$6.0100	$6,256	$585
La Bufa	Explor.	222724	16/32275	485.0000	27-Aug-04	26-Aug-10	$6.0100	$2,916	$273
La Bufa	Explor.	223165	16/32529	765.5000	28-Oct-04	27-Oct-10	$6.0100	$4,602	$430

The La Bufa Property consists of three contiguous Mexican concessions issued by the Direccion General de Minas in 2003 and 2004 to Minera Gavilan, S.A. de C.V., a Mexican subsidiary controlled 100% by Almaden Minerals Ltd. a publicly traded Canadian junior listed on the Toronto Stock Exchange (AMM).

On August 8, 2005, we executed a letter of intent to joint venture the property with Almaden whereby we can earn a 51% interest in the property by undertaking exploration expenditures in the minimum amount of US$2.0 million over 4 years. We can earn an additional 9% interest by undertaking exploration expenditures in the minimum amount of an additional US$1.0 million over a further 18 months. As consideration, we issued to Almaden 50,000 shares of our common stock upon signing of the letter of intent and have agreed to issue to Almaden 60,000 shares

18 of 43

on the first anniversary, 70,000 shares on the second anniversary, 80,000 shares on the third anniversary, 90,000 shares on the fourth anniversary, and 100,000 shares upon our electing to acquire the additional 9% interest. In all, we may acquire a 60% interest in the La Bufa property by undertaking $3.0 million in exploration work and issuing 450,000 shares of our common stock to Almaden, with Almaden retaining a 40% interest.

We have entered into negotiations with Almaden in order to enter into an option agreement with Almaden (the “Option Agreement”) that would replace and supercede the August 8, 2005 letter of intent. As with the letter of intent, the Option Agreement would entitle us to acquire up to a 60% interest in the Bufa Property. We would be entitle to earn this interest in the Bufa Property in consideration of us (a) undertaking a work program on the Bufa Property aggregating US$3,500,000, and (b) issuing an aggregate of 1,550,000 shares of our common stock of the Corporation pursuant to the following schedule:

  150,000 shares within 5 business days from the effective date of the Option Agreement;

  200,000 shares on or before the first anniversary of the effective date of the Option Agreement

  200,000 shares on or before the second anniversary of the effective date of the Option Agreement; and

  1,000,000 shares on or before the fourth anniversary of the effective date of the Option Agreement.

To date, a draft of the Option Agreement has been prepared and delivered to Almaden but has not been executed.

3.	History of Operations

Gold was discovered in the Guadalupe y Calvo district in 1835 with extended periods of production up to 1939. The gold-silver veins were exploited largely by underground operations. A mint was constructed in 1844 by the Mexican government to take advantage of the precious metals production in the district.

Modern exploration work in the district has centered largely in the area of past production which is surrounded completely by the La Bufa concessions. Although the vein system extends beyond the area of the old workings, little exploration work has been conducted. Asarco drilled two angle core holes in the 1970’s on La Bufa ground with both holes encountering ore-grade gold and silver. A previous joint venture on the La Bufa Property between Almaden Minerals Ltd. and Grid Capital Corporation resulted in the drilling of five angle core holes (666.15 m) in three locations during December 2004. Hole GUD04-03 returned encouraging gold-silver-lead-zinc assays from multiple, narrow-vein intercepts (Almaden Minerals News Release, Jan. 24, 2005). However, Grid Capital backed out of the joint venture for undisclosed reasons. We have since entered into a new joint venture with Almaden to explore the La Bufa concession.

4.	Present Condition of the Property and Current State of Exploration

The La Bufa Property is in the early stage of exploration and presently contains no known gold or silver resources. There is no plant or equipment on the Property. The concessions encompass the town of Guadalupe y Calvo. Potential for gold-silver veins exists primarily along the eastern side of the town in low, forested and brush-covered hills.

In 2006, the Company conducted aerial photography over the entire district for the purpose of generating a topographic base map suitable for detail geologic mapping. A Mexican survey crew was contracted to survey control points required to produce the topographic maps. However, heavy snow delayed the survey crew from access to the survey area. Surveying is now planned for the 1st quarter of 2007.

The Company also conducted a soil sampling program over the most prospective portion of the La Bufa Property in 2006. The survey covered approximately 1600 meters (5,250 ft) of potential vein strike. Results reveal at least eight significant gold anomalies that warrant follow-up work.

The 2007 exploration plan is presented in the following table:

19 of 43

Description of Phase of Exploration	Description of Exploration Work Required
Base map construction	Obtain ground control points; submit data; generate maps
Detail geologic mapping	Map & sample quartz veins + geology onto new base map
Select drill targets	Compile geologic mapping with soil & rock-chip geochem data
Acquire drilling permit	Contract professional landman to acquire drill permit
Construct drill pads	Hire local labor and construct drill pads; recondition roads
Phase 1 core drilling	Hire drill contractor and drill 8 angle core holes for 250 m each
Evaluate drilling data	Compile drilling data with surface data

The anticipated timetable and budget for the 2007 exploration plan is presented in the following table.

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Base map construction	2nd Quarter	US$14,000
Detail geologic mapping	2rd Quarter	$43,000
Select drill targets	2rd Quarter	$3,000
Acquire drilling permit	2rd Quarter	$10,000
Construct drill pads	3rd Quarter	$16,000
Phase 1 core drilling	3rd Quarter	$287,000
Evaluate drilling data	4th Quarter	$7,000
		Total: $380,000

There are several key factors that can delay completion of the exploration program:

1)	Delays in the permit approval process for drilling.

2)	Limited availability of core rigs in Mexico.

3)	Lack of funding.

Factors that could cause exploration costs to be greater than anticipated are largely from drilling condition to include the following:

1)	Caving ground

2)	Lost circulation

3)	Artesian water

20 of 43

4)	Stuck drill steel

5)	Drilling in near proximity to the town (special compensation, noise, etc.)

The exploration program will be managed on site by Richard Bybee, P. Geo. State of Wyoming (PG-1505) with extensive experience in Latin America. Our vice-president of exploration, Jeffrey L. Wilson, P. Geol. State of Utah, will oversee the project. Additional seasoned geologists will be used as warranted. No contracts have been let at this time.

5.	Geology

The La Bufa Property lies within the Guadalupe y Calvo district which is one of many epithermal gold-silver districts in the Sierra Madre Occidental of western Mexico. The Sierra Madre Occidental is characterized by deeply incised mountains, and has a total relief of about 3,000 meters. Most of the bedrock exposed in the vicinity of Guadalupe y Calvo consists of an upper volcanic series of bedrock which is commonly hundreds of meters in thickness. However, erosional exposures of a lower volcanic series of rock, which is favourable to mineralization and occurs in ranges up to 1,000 meters in thickness, are exposed along the eastern flank and central portions of the northwest-trending Guadalupe River Valley that traverses the La Bufa concession. The contact between the upper and lower volcanic series of rock is rarely exposed.

District mineralization occurs as northwest-trending, epithermal gold-silver-lead-zinc quartz veins and breccia veins with local attending stockworks. The veins occur only in the lower volcanic series. Veins typically range from 1 to 3+ meters in true thickness and are generally steeply dipping but may also have shallow dips. Historic production in the district encountered local mineralized zones measuring tens of meters in thickness. Past mining on the Rosario vein extended for a continuous strike length of over 600 meters on seven levels. The vein system appears to consist of multiple strands and extends south-eastward for a distance of at least 1700 meters across the La Bufa Concession. The main paved road entering the town has a road cut that exposes a 70-meter zone containing multiple quartz veins.

Asarco drill holes on the La Bufa Property encountered encouraging results. Hole H-1 hit 1.4 meters grading 9.0 gram per tonne gold + 324 grams per tonne silve. Hole H-2 hit 1.4 meters grading 6.3 grams per tonne gold + 280 grams per tonne silver. Grid Capital drilled four core holes with their best intercept of 1.6 meters grading 9.0 grams per tonne gold + 447 grams per tonne silver.

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

21 of 43

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
Carlin-type deposit

Gold deposits hosted in sedimentary rocks with disseminated gold occurring as micron or submicron particles (invisible gold), typically with very little to no silver. Very large deposits of this type are found in the “Carlin Trend” in north-central Nevada.

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

Cretaceous	Geologic Period referring to rocks 66.4 to 144 million years old.
Devonian	Geologic Period referring to rocks 360 to 408 million years old.
Dikes and sills	Generally narrow bodies of igneous rock implaced as magma along faults across bedding (dike) or along zones parallel to bedding (sill).
Geochemical survey	A sampling program focusing on trace elements that are commonly found associated with mineral deposits. Common trace elements for gold are mercury, arsenic, and antimony.
Geologic mapping	The process of mapping geologic formations, associated rock characteristics and structural features.
Geophysical survey	The systematic measurement of electrical, gravity, seismic, magnetic, or other properties as a tool to help identify rock type(s), faults, structures and minerals.
Golconda thrust	A major, flat-lying fault that has transposed older rocks over younger rocks.

22 of 43

Term	Definition
Gossanous	Refers to an iron-bearing material that typically overlies a sulfide-bearing mineralized zone. It forms by the oxidation and leaching out of sulfur and most metals leaving hydrated iron oxides.
Gravimeter survey	A survey using a sensitive instrument that can detect density differences in geologic formations.
Hematite breccia	Refers to a rock composed of angular rock fragments with conspicuous iron-oxide minerals in the matrix and fractures.
Intrusive rock	Refers to any igneous rock (e.g. granite) that was implaced as a magma.
Jurassic	Geologic Period referring to rocks 144 to 208 million years old.
Lost circulation	The loss of drilling fluids through open faults, fractures, and/or permeable rock.
Magnetometer survey	A survey using a sensitive instrument that can detect the distortion of the Earth’s magnetic field by different geologic formations.
Mercury soil gas survey	A geochemical sampling survey in which mercury vapor is sampled and measured. Mercury is typically associated with gold deposits in the Great Basin and is a “pathfinder” for finding gold deposits.
Metamorphic rock	Pre-existing rock that has been physically changed by temperature, pressure, shearing stress, or chemical environment, generally at depth in the Earth’s crust
Pathfinder elements	Trace elements that are typically associated with gold deposits. Common pathfinder elements are mercury, arsenic and antimony.
Penn-Permian	Geologic Periods referring to rocks ranging from 245 to 320 million years old.
Permo-Triassic	Geologic Periods referring to rocks ranging from 208 to 286 million years old.
Reverse-circulation drilling	A drilling method that minimizes contamination of drill cuttings.
Roberts Mountains Thrust	A major, flat-lying fault that has transposed older rocks over younger rocks.
Rock-chip sampling	The process of chipping off rock samples from outcrops for chemical analysis.
Schist	A metamorphic rock that is highly foliated and readily splits into flakes or slabs commonly due to a high content of mica.
Skarn deposit	Mineralization formed at the flanks and in contact with intrusive rocks.
Stratigraphy	The sequence of stratified rocks.
Subcrop	Bedrock just below the surface and usually contributing weathered rock material to the surficial debris.

23 of 43

Term	Definition
Tertiary	Geologic Period referring to rocks ranging in age from 1.6 to 66.4 million years old.
Thrust sheet	A block of rock underlain by a flat-lying fault that originated from compressional forces.
Triassic	Geologic Period referring to rocks 208 to 245 million years old
Tuff	Volcanic ash that has been solidified into rock.

ITEM 3.	LEGAL PROCEEDINGS.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to our security holders to be voted upon during our fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol LGCP. The following table indicates the high and low bid prices of our common stock during the periods indicated:

24 of 43

QUARTER ENDED	HIGH BID	LOW BID
December 31, 2006	$0.12	$0.07
September 30, 2006	$0.16	$0.11
June 30, 2006	$0.31	$0.13
March 31, 2006	$0.35	$0.14
December 31, 2005	$0.27	$0.15
September 30, 2005	$0.54	$0.23
June 30, 2005	$0.90	$0.44
December 31, 2004	$0.51	$0.31
October 30, 2004	$0.90	$0.42
June 30, 2004	$0.90	$0.28
March 31, 2004	$0.28	$0.21

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

HOLDERS OF COMMON SHARES

As at March 1, 2007, we had eighty-nine registered holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We have reported sales of securities without registration under the Securities Act of 1933 during our fiscal year ended December 31, 2006 on the following Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K that we have filed with the Securities and Exchange Commission.

Report	Date of Filing with SEC
Quarterly Report on Form 10-QSB for the nine months ended September 30, 2006	November 14, 2006

25 of 43

In addition, we completed the following sales of securities without registration pursuant to the Securities Act of 1933 (the “Act”) during the fiscal year ended December 31, 2006 that were not reported on the Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K described above:

1. We have approved the issuance of 60,000 shares of our common stock to Almaden Minerals that were to be issued August 2006 in accordance with our obligations under the letter of intent entered into between us and Almaden Minerals for the La Bufa property. The issuance of the shares was completed pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the shares was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Almaden Minerals represented to us that it is not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. All certificates representing the shares issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

2. In February 2007, we issued 666,666 common shares to a consultant pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The shares were issued as “restricted securities”, as defined under the Act, that cannot be resold without registration under the Act or an applicable exemption from the registration requirements of the Act. The consultant had access to information regarding our business, operations and financial condition by virtue of its position as a consultant, had opportunity to discuss this information with our management and is a sophisticated investor by virtue of its experience and background and is capable, by reason of such experience and background, of evaluating the merits and risks of an investment in our common shares. The consultant further represented to us that it is an “accredited investor” as defined in Rule 501(a) of Regulation D and acquired the securities for investment only and not with a view toward distribution. No general solicitation or general advertising was conducted in connection with the offering of the shares.

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

Our planned exploration expenditures for the next twelve months on our Nevada mineral properties and our Mexican La Bufa property, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due	Total
Exploration of Hannah Property, Nevada	$nil	$6,000	$15,000	$21,000
Exploration of JDS Property, Nevada (1)	$5,000	$Nil	$Nil	$5,000
Exploration of Jenny Hill Property, Nevada (2)	$5,000	$Nil	$Nil	$5,000
Exploration of La Bufa Property, Mexico	$359,000	$7,000	$10,000	$376,000

26 of 43

Exploration of Prospective Properties, including the Pine Grove properties	$309,000	$20,000	$20,000	$349,000
Administration – Nevada	$165,000	-	-	$165,000
Administration - Vancouver	$250,000	-	-	$250,000
Total	1,093,000	33,000	45,000	1,171,000

(1)

Golden Odyssey has initiated drill permitting with the U.S. Bureau of Land Management and have located an available drill rig for a drill exploration program at the JDS. Drilling is planned for the first quarter of 2007. Golden Odyssey will be responsible for annual claim maintenance fees. We have allocated $5,000 for data evaluation.

(2)

Kinross anticipates undertaking exploration expenditures in the amount of $251,500 on the Jenny Hill property. Further, Kinross will be required to pay $12,983 to the BLM and local counties and $25,000 to the property owner. These exploration expenditures are to be undertaken and paid for by Kinross pursuant to our letter of intent to our letter of intent to joint venture the property with Kinross. However, if Kinross determines to return the property to us prior to the time when the property payments and/ or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties and the property payments required to maintain the property in good standing. We have allocated $5,000 for data evaluation.

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash in the amount of $21,961 and a working capital deficit in the amount of $130,363 as of December 31, 2006. Based on our planned expenditures, we will require a minimum of approximately $1,301,362 to proceed with our plan of operations over the next twelve months. We anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

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

27 of 43

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

RESULTS OF OPERATIONS

Our results of operations for the year ended December 31, 2006 are as follows:

	Accumulated
	From
	September 25,
	2003
	(Date of	Year	Year
	Inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$
Revenue	-	-	-
Expenses
Depreciation	4,866	2,888	1,978
Foreign exchange loss	5,833	2,043	2,115
General and administrative (Note 5(a))	2,437,402	294,656	730,433
Impairment of mineral properties
(Note 2(h))	65,000	10,000	55,000
Mineral exploration	899,504	95,852	529,017
Total Expenses	3,412,605	405,439	1,318,543
Loss From Operations	(3,412,605)	(405,439)	(1,318,543)
Other Income (Expense)
Accounts payable written off	33,564	-	33,564
Interest income	11,005	2,591	8,414
Interest expense	(47,721)	(10,693)	(17,981)
	(3,152)	(8,102)	23,997
Net Loss	(3,415,757)	(413,541)	(1,294,546)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.03)
Weighted Average Shares Outstanding		42,366,000	41,079,000

28 of 43

Both our net loss and exploration expenditures decreased substantially for fiscal 2006 compared to fiscal 2005. These decreases are attributable largely to our decreased exploration activities during fiscal 2006, as described in detail in Item 2 of this Annual Report on Form 10-KSB entitled Description of Properties. We anticipate that our expenses and net loss will increase throughout the current fiscal year in comparison with 2006 as a result of our planned exploration activities and as a result of payments required to maintain our interests in our mineral properties. In addition, we anticipate continued increased professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position at December 31, 2006 was $21,961 compared to $132,806 as of December 31, 2005. We had working capital deficit of $130,363 as of December 31, 2006 compared to working capital of $3,457 as of December 31, 2005.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $1,171,000 as outlined above under the heading “Plan of Operations”. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $1,301,362 to proceed with our plan of operations over the next twelve months. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing.

Registered Offering

We completed the offering of 1,075,000 units (each a “Unit”) at a price of $0.20 per Unit for total proceeds of $215,000 on July 27, 2006. We completed this offering pursuant to our Form SB-2 registration statement filed with the Securities and Exchange Commission pursuant to the United States Securities Act of 1933 (the “Act”). Each Unit comprised of one share of common stock (each a “Share” and together, the “Shares”), one-half of one Series A Warrant and one whole series B Warrant. Each whole Class A Warrant will be exercisable to acquire one share of common stock (each a “Class A Warrant Share” and together, the “Class A Warrant Shares”) at $0.35 per share and will expire on the date that is one year from the date of issuance. Each whole Class B Warrant will be exercisable to acquire one share of common stock (each a “Class B Warrant Share” and together, the “Class B Warrant Shares”) at $1.35 per share and will expire on the date that is four years from the date of issuance. Each of the Class A Warrants and the Class B Warrants are subject to accelerated exercise provisions. We have applied the proceeds from this financing for general corporate purposes.

Outstanding Convertible Note

We arranged for a $200,000 convertible note during the fiscal year ended December 31, 2004. This convertible note was convertible into shares of our common stock at a price of $0.04 per share. If the convertible note was converted, we would be obligated to issue an additional 5,000,000 shares of our common stock. The note accrues interest at the rate of 10% per annum. The principal is repayable on January 28, 2006 and interest is payable annually. We issued 5,000,000 warrants which were exercisable at $0.04 per share of common stock expiring on January 28, 2006.

On September 15, 2005 we completed an agreement whereby we repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days. With the completion of the first payment the convertible note was deemed to be repaid in full and the conversion feature and warrants issued were cancelled. The remaining $100,000 owed will be repaid when the next funding of the Company is completed.

Going Concern

29 of 43

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Mineral Property Costs

We have been in the exploration stage since its formation on September 25, 2003 and has not yet realized any revenues from its planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When we have been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the fiscal year ended December 31, 2006, mineral property costs totalling $10,000 were impaired as there are no proven or probable reserves on these properties.

Stock Based Compensation

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is

30 of 43

recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no effect on our reported loss from operations, cash flows of loss per share as a result of adopting SFAS No. 123R.

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

ITEM 7.	FINANCIAL STATEMENTS

Our audited consolidated financial statements, as set forth below, are included with this Annual Report on Form 10-KSB:

PAGE

Report of Independent Registered Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2006 and 2005	F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from inception (September 25, 2003) to December 31, 2006	F-3

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from inception (September 25, 2003) to December 31, 2006	F-4

Consolidated Statements of Stockholders’ Equity for the period from inception (September 25, 2003) to December 31, 2006	F-5

Notes to the Consolidated Financial Statements	F-6

31 of 43

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Lincoln Gold Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Lincoln Gold Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated from September 25, 2003 (Date of Inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Gold Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated from September 25, 2003 (Date of Inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue, has a working capital deficiency, and has incurred significant operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 22, 2007

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	December 31,	December 31,
	2006	2005
	$	$

ASSETS
Current Assets
Cash	21,961	132,806
Prepaid expenses and deposits	4,893	11,302
Total Current Assets	26,854	144,108
Property and Equipment (Note 3)	4,440	7,328
Total Assets	31,294	151,436
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	35,467	20,474
Accrued liabilities	14,990	12,097
Due to related parties (Note 5(b))	6,760	8,080
Note payable (Note 6)	100,000	100,000
Total Liabilities	157,217	140,651
Commitments and Contingencies (Note 1 and 4)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.001 par value;
42,990,000 and 41,865,000 shares issued and outstanding, respectively	42,990	41,865
Additional Paid-in Capital	3,294,863	3,092,488
Common Stock Subscribed (Note 7(a))	73,333	-
Deficit Accumulated During the Exploration Stage	(3,537,109)	(3,123,568)
Total Stockholders’ Equity (Deficit)	(125,923)	10,785
Total Liabilities and Stockholders’ Equity (Deficit)	31,294	151,436

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)

	Accumulated
	From
	September 25,
	2003	Year	Year
	(Date of Inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$
Revenue	-	-	-
Expenses
Depreciation	4,866	2,888	1,978
Foreign exchange loss	5,833	2,043	2,115
General and administrative (Note 5(a))	2,437,402	294,656	730,433
Impairment of mineral properties (Note 2(h))	65,000	10,000	55,000
Mineral exploration	899,504	95,852	529,017
Total Expenses	3,412,605	405,439	1,318,543
Loss From Operations	(3,412,605)	(405,439)	(1,318,543)
Other Income (Expense)
Accounts payable written off	33,564	-	33,564
Interest income	11,005	2,591	8,414
Interest expense	(47,721)	(10,693)	(17,981)
	(3,152)	(8,102)	23,997
Net Loss	(3,415,757)	(413,541)	(1,294,546)
Net Loss Per Share – Basic and Diluted		(0.01)	(0.03)
Weighted Average Shares Outstanding		42,366,000	41,079,000

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)

	Accumulated
	From
	September 25, 2003	Year	Year
	(Date of Inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2006	2006	2005
	$	$	$
Operating Activities
Net loss	(3,415,757)	(413,541)	(1,294,546)
Adjustments to reconcile net loss to net cash used
in operating activities:
Accounts payable written off	(33,564)	-	(33,564)
Depreciation	4,866	2,888	1,978
Impairment of mineral properties	65,000	10,000	55,000
Stock-based compensation	1,218,996	73,333	108,000
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(4,893)	6,409	(11,302)
Account payable and accrued liabilities	(18,349)	17,886	(47,130)
Due to related parties	6,760	(1,320)	(219)
Net Cash Used in Operating Activities	(2,176,941)	(304,345)	(1,221,783)
Investing Activities
Cash acquired on acquisition of subsidiary	68	-	-
Mineral property acquisition costs	(55,000)	-	(55,000)
Purchase of property and equipment	(9,306)	-	(9,306)
Net Cash Flows Used in Investing Activities	(64,238)	-	(64,306)
Financing Activities
Advances from related parties	4,180	-	-
Repayment of advances from related parties	(4,180)	-	(4,180)
Proceeds from loan payable	46,000	-	-
Repayment of loan payable	(46,000)	-	(46,000)
Issuance of note payable	100,000	-	(100,000)
Proceeds from issuance of common stock	2,226,850	215,000	1,483,500
Share issuance costs	(63,710)	(21,500)	(42,210)
Net Cash Flows Provided by Financing Activities	2,263,140	193,500	1,291,110
Increase (Decrease) in Cash	21,961	(110,845)	5,021
Cash – Beginning of Period	-	132,806	127,785
Cash – End of Period	21,961	21,961	132,806

Non-cash Investing and Financing Activities
Shares issued for mineral property costs	10,000	10,000	-

Supplemental Disclosures
Interest paid	35,000	-	35,000
Income tax paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the period from September 25, 2003 (Date of Inception) to December 31, 2006
(Expressed in U.S. dollars)

						Deficit
						Accumulated
	Common Stock		Stock	Additional	Common	During the
			Subscriptions	Paid-in	Stock	Exploration
	Number of	Amount	Receivable	Capital	Subscribed	Stage	Total
	Shares	$	$	$	$	$	$

Balance – September 25, 2003 (Date of
Inception)	-	-	-	-	-	-	-
Shares issued for cash at $0.001 per
share	850,000	850	-	-	-	-	850
Shares issued for cash at $0.01 per
share	1,550,000	1,550	-	13,950	-	-	15,500
Net loss for the period	-	-	-	-	-	(16,319)	(16,319)

Balance, December 31, 2003	2,400,000	2,400	-	13,950	-	(16,319)	31

Adjustment to number of shares issued
and outstanding as a result of the
acquisition of Lincoln Gold Corp.:
Remove shares of Lincoln Gold
Corp.	(2,400,000)	(2,400)	-	2,400	-	-	-
Add shares of Lincoln Gold
Corporation (formerly Braden
Technologies Inc.)	11,400,000	11,400	-	(11,400)	-	-	-
Fair value of shares issued in
connection with the acquisition of
Lincoln Gold Corp.	24,000,000	24,000	-	(4,950)	-	(19,050)	-
Net asset deficiency of legal parent
at date of reverse take-over
transaction	-	-	-	-	-	(102,302)	(102,302)
Shares issued for cash at $0.50 per
share	700,000	700	-	349,300	-	-	350,000
Shares issued for cash at $0.30 per
share	2,300,000	2,300	(528,000)	687,700	-	-	162,000
Stock-based compensation	-	-	-	1,037,663	-	-	1,037,663
Net loss for the year	-	-	-	-	-	(1,691,351)	(1,691,351)

Balance, December 31, 2004	38,400,000	38,400	(528,000)	2,074,663	-	(1,829,022)	(243,959)

Proceeds from stock subscriptions
receivable	-	-	528,000	-	-	-	528,000
Shares issued for cash at $0.30 per
share	3,145,000	3,145	-	940,355	-	-	943,500
Share issuance costs	-	-	-	(42,210)	-	-	(42,210)
Shares issued for cash at $0.60 per
share pursuant to the exercise of
stock options	20,000	20	-	11,980	-	-	12,000
Shares issued for services at $0.36 per
share	300,000	300	-	107,700	-	-	108,000
Net loss for the year	-	-	-	-	-	(1,294,546)	(1,294,546)

Balance, December 31, 2005	41,865,000	41,865	-	3,092,488	-	(3,123,568)	10,785

Shares issued for mineral property at
$0.20 per share	50,000	50	-	9,950	-	-	10,000
Shares issued for cash at $0.20 per
share	1,075,000	1,075	-	213,925	-	-	215,000
Share issuance costs	-	-	-	(21,500)	-	-	(21,500)
Shares to be issued	-	-	-	-	73,333	-	73,333
Net loss for the year	-	-	-	-	-	(413,541)	(413,541)

Balance, December 31, 2006	42,990,000	42,990	-	3,294,863	73,333	(3,537,109)	(125,923)

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. dollars)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at December 31, 2006, the Company has never generated any revenues, has accumulated losses of $3,415,756 since inception of the development stage, and has a working capital deficiency of $130,363. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to complete private placement sales of the Company’s shares in order to raise the funds necessary to pursue its plan of operation and fund working capital. The Company filed an amended SB-2 Registration Statement with the U.S. Securities and Exchange Commission, which was declared effective on July 14, 2006, to register and offer up to 2,857,143 units at a price of $0.20 per unit. Each unit consisted of one share of common stock, one-half Class A Warrant and one Class B Warrant. The first tranche of this offering closed on July 27, 2006 and consisted of 1,075,000 units at $0.20 per unit for net proceeds of $193,500 after stock issuance costs of $21,500.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

	b)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-covered method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled 7,147,500 as of December 31, 2006.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2006 and 2005 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

The Company has been in the exploration stage since its formation on September 25, 2003 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. During the fiscal year ended December 31, 2006, mineral property costs totaling $10,000 were impaired as there are no proven or probable reserves on these properties.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. dollars)

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no effect on the Company’s reported loss from operations, cash flows of loss per share as a result of adopting SFAS No. 123R.

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

m)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

m)	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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
December 31, 2006
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

3.	Property and Equipment

			December 31,	December 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	4,676	2,461	2,215	3,774
Computer software	1,345	1,289	56	729
Office equipment and fixtures	3,285	1,116	2,169	2,825
	9,306	4,866	4,440	7,328

4.	Mineral Property Interests

	a)	Hannah Property

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

  Subsequent to December 31, 2006, the Company amended the agreement whereby the $15,000 due on January 10, 2007 would be paid in equal installments of $3,750 on January 10, 2007 (paid), April 10, 2007, July 10, 2007 and October 10, 2007

	b)	JDS Property

In fiscal 2004, the Company acquired, by staking, a 100% interest in seventy-seven mineral claims in Eureka County, Nevada, USA.

  Lincoln Gold Corporation
  (An Exploration Stage Company)
  Notes to the Consolidated Financial Statements
  December 31, 2006
  (Expressed in U.S. dollars)

4.	Mineral Property Interests (continued)

c)	Buffalo Valley Property

  On July 9, 2004, the Company entered into a mining lease agreement with Nevada North Resources (U.S.A.) Inc. (“Nevada North”) for a term of twenty years. The agreement called for the Company to make advance minimum royalties to the Lessor over the term as follows:

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

  On August 5, 2005, the Company entered into a Letter of Intent with Almaden Minerals Ltd. (“Almaden”) to form a joint venture for the exploration and development of the La Bufa property, located in Chihuahua, Mexico. Under the Letter of Intent, the Company may acquire a 51% interest in the La Bufa property by spending $2,000,000 on the property over four years and by issuing 350,000 shares of the Company to Almaden over a five year period (50,000 shares issued at a fair value of $10,000 on March 15, 2006). The Company is in the process of issuing 60,000 shares which were due and payable August 5, 2006. In addition, the Company may acquire another 9% of the property by spending an additional $1,000,000 on the property. If production is achieved, the Company will pay a bonus by issuing 100,000 of its shares. The Company is committed to spend $100,000 in the first year.

  Lincoln Gold Corporation
  (An Exploration Stage Company)
  Notes to the Consolidated Financial Statements
  December 31, 2006
  (Expressed in U.S. dollars)

5.	Related Party Transactions

a)

  During the year ended December 31, 2006, the Company paid management fees of $42,250 (2005 - $49,098) and rent of $3,300 (2005 - $3,000) to the Vice President of the Company and management fees of $20,545 (2005 - $26,750) to a company owned by the President of the Company. Management fees and rent are included in general and administrative expenses.

b)

  As at December 31, 2006, the Company owed $6,760 (December 31, 2005 - $8,080) to various officers and directors and to a company controlled by the President of the Company. These amounts are unsecured, non-interest bearing and due on demand.

6.	Note Payable

  On January 28, 2004, the Company issued a $200,000 convertible note with 5,000,000 warrants to purchase common stock of the Company at $0.04 per share which expires on January 28, 2006. The note carries an interest rate of 10% compounded monthly and was due on January 28, 2006. The interest is payable annually with the second year interest payment due with the principal amount. The holder could convert any portion of the debt to common stock at the value of $0.04 per share until January 28, 2006. Warrants could be exercised in minimum amounts of 1,000 shares at a conversion price of $0.04 per share. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” and EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, there was determined to be minimal fair value related to the warrants issued and there was no beneficial conversion feature amount.

  On September 15, 2005, the Company completed an agreement whereby the Company repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days (outstanding). With the completion of the first payment the conversion feature and warrants issued were cancelled.

7.	Common Stock

a)

  On December 31, 2006, the Company was obligated to issue 666,666 shares of common stock at a fair value of $0.11 per share for consulting services rendered. The total fair value of $73,333 has been recorded as common stock subscribed as at December 31, 2006. The shares were issued subsequently.

b)

  On July 27, 2006, the Company completed the first tranche of a private placement and issued 1,075,000 units at $0.20 per unit for gross proceeds of $215,000, with related stock issuance costs of $21,500. Each unit consisted of one share of common stock and one-half of one Series A warrant and one whole Series B warrant. Each whole Series A warrant will be exercisable to acquire one share of common stock at $0.35 per share for a term of one year from the issuance date. Each whole Series B warrant will be exercisable to acquire one share of common stock at $1.35 per share for a term of four years from the issuance date.

	c)	On March 15, 2006, the Company issued 50,000 shares of common stock at a fair value of $10,000 pursuant to a mineral property option agreement. See Note 4(e).

	d)	On August 15, 2005, the Company issued 300,000 shares of common stock at a fair value of $108,000 to a consultant for investor relations services rendered.

	e)	On March 31, 2005, the Company issued 20,000 shares of common stock at $0.60 per share for proceeds of $12,000 pursuant to the exercise of stock options.

f)

  On March 10, 2005, the Company issued 3,145,000 units at $0.30 per unit for gross proceeds of $943,500 pursuant to a private placement. Each unit consisted of one share of common stock and one share purchase warrant entitling the holder to purchase one additional share at $0.40 during the first year and at $0.50 per share during the second year. The Company paid commissions of $42,210 in connection with this private placement.

  Lincoln Gold Corporation
  (An Exploration Stage Company)
  Notes to the Consolidated Financial Statements
  December 31, 2006
  (Expressed in U.S. dollars)

8.	Stock Options

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

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average
		Exercise
	Number of	Price
	Options	$

Balance, December 31, 2004	2,410,000	0.60
Exercised	(20,000)	0.60

Balance, December 31, 2005 and 2006	2,390,000	0.60

  There are no unvested stock options as at December 31, 2006.

  Additional information regarding stock options outstanding as at December 31, 2006 is as follows:

Outstanding and Exercisable
Weighted
		Weighted Average	Average
	Number of	Remaining	Exercise Price
Exercise price	Options	Contractual Life	$

$0.60	2,390,000	0.44 years	0.60

  The aggregate intrinsic value of stock options outstanding and vested as at December 31, 2006 is $262,900.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		Average
		Exercise
	Number of	Price
	Warrants	$

Balance, December 31, 2004	7,300,000	0.16
Issued	3,145,000	0.40
Cancelled	(5,000,000)	0.04
Balance, December 31, 2005	5,445,000	0.44
Issued	1,612,500	1.02
Expired	(2,300,000)	0.50
Balance, December 31, 2006	4,757,500	0.68

  Lincoln Gold Corporation
  (An Exploration Stage Company)
  Notes to the Consolidated Financial Statements
  December 31, 2006
  (Expressed in U.S. dollars)

9.	Share Purchase Warrants (continued)

As at December 31, 2006 the following share purchase warrants were outstanding:

	Exercise
Number of	Price
Warrants	$	Expiry Date
3,145,000	0.50	March 10, 2007
537,500	0.35	July 27, 2007
1,075,000	1.35	July 27, 2010

4,757,500

10.	Income Taxes

  Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred cumulative net operating losses of approximately $2,186,000 which commence expiring in 2023. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. During the years ended December 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $144,900 and $415,300, respectively.

The components of the net deferred tax asset as at December 31, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2006	2005
	$	$
Net Operating Losses	2,186,000	1,772,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	765,100	620,200
Valuation Allowance	(765,100)	(620,200)
Net Deferred Tax Asset	–	–

11.	Subsequent Events

Subsequent to December 31, 2006, the Company issued 666,666 shares of common stock for consulting services rendered in fiscal 2006. See Note 7(a).

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Engagement of Manning Elliott LLP

  We engaged Manning Elliott LLP, Chartered Accountants as our principal independent accountant effective May 4, 2005. We dismissed Amisano Hanson, Chartered Accountants ("Amisano Hanson") as our principal independent accountant effective May 4, 2005. The decision to change principal independent accountants has been approved by our board of directors.

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

  As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our most recently completed fiscal year. This evaluation was carried out under the

  32 of 43

  supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

  During our most recently completed fiscal year ended December 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

  33 of 43

  PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  Our current executive officers and directors are:

Name	Age	Position
Andrew F. B. Milligan (1)	84	Director and Chairman of the Board
Paul F. Saxton (1)	60	Director, President, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
James Chapman	53	Director
Andrew Bowering	47	Director
Steven Chi (1)	68	Director
Jeffrey L. Wilson	58	Vice-President - Exploration

(1)	Member of our Audit Committee.

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

  34 of 43

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

  35 of 43

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

  COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

  Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended December 31, 2006 all such filing requirements applicable to our officers and directors were complied with.

ITEM 10.	EXECUTIVE COMPENSATION.

  Summary Compensation Table

  The following table sets forth compensation information as to our chief executive officer, Mr. Paul Saxton, for the our fiscal year ended December 31, 2006. None of our executive officers earned more than $100,000 during our most recently completed fiscal year. Mr. Saxton is our named executive officer. No other compensation was paid to any such officer or directors other than the cash and stock option compensation set forth below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation Compen- sation ($)	Total ($)
Paul Saxton (1)	2006	$20,545	Nil	Nil	Nil	Nil	Nil	-	$20,545

(1)	Mr. Saxton was appointed as a director and as our president, chief executive officer and chief financial officer on March 26, 2004.

  Option Grants

  We did not grant any stock options to our officers and directors during our fiscal year ended December 31, 2006

  Oustanding Equity Awards

  The following table summarizes the outstanding equity awards as of December 31, 2006 for each of our officers and directors:

  36 of 43

  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Saxton Director, President, Chief Executive Officer and Chief Financial Officer	430,000	Nil	Nil	$0.60	May 25, 2007	N/A	N/A	N/A	N/A
Andrew Milligan Director	430,000	Nil	Nil	$0.60	May 25, 2007	N/A	N/A	N/A	N/A
James Currie Director	200,000	Nil	Nil	$0.60	May 25, 2007	N/A	N/A	N/A	N/A
James Chapman Director	200,000	Nil	Nil	$0.60	May 25, 2007	N/A	N/A	N/A	N/A
Jeffrey Wilson Vice- President Exploration	430,000	Nil	Nil	$0.60	May 25, 2007	N/A	N/A	N/A	N/A

  Compensation of Directors

  We do not currently pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

  Long-Term Incentive Plans

  We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

  Employment Contracts

  We do not have any employment contracts with any of our officers or directors.

  37 of 43

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information concerning the number of our common shares owned beneficially as of March 26, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of our common stock, (ii) each of our directors and by each of our executive officers, and (iii) our executive officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
Directors and Officers
Common Stock	Paul F. Saxton, Director, President, Chief Executive Officer and Chief Financial Officer	5,930,000(2)	14.0%
Common Stock	Andrew F.B. Milligan, Director	1,930,000(3)	4.6%
Common Stock	James Chapman, Director	900,000(4)	2.1%
Common Stock	Andrew Bowering, Director	Nil	Nil%
Common Stock	Steven Chi, Director	750,000(5)	1.8%
Common Stock	Jeffrey Wilson, Vice President Exploration	1,180,000(6)	2.8%
Common Stock	All Directors and Executive Officers as a Group (6 persons)	10,690,000(7)	24.7%
5% Stockholders
Common Stock	Joe Eberhard, Dorfstrasse #15, CH 8903, Birmensdorf, Switzerland	3,000,000 shares Direct	7.2%
Common Stock	Michael Baybak (8), Suite 305, 4515 Ocean Blvd., La Canada, California 91011	3,166,666 shares Indirect	6.0%
Common Stock	Sprott Asset Management Inc.(9) Suite 2700, South Tower, Royal Bank Plaza, Toronto, Ontario M5J 2J1 Canada	3,400,000 shares	7.8%

(1)

  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting

  38 of 43

  power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2007. As of March 24, 2007, there were 43,656,666 shares issued and outstanding.

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

  EQUITY COMPENSATION PLAN INFORMATION.

  As at December 31, 2006, we had two equity compensation plans under which our common shares have been authorized for issuance to our officers, directors, employees and consultants, namely our 2004 Stock Option Plan and our 2005 Stock Option Plan. Neither our 2004 Stock Option Plan nor our 2005 Stock Option Plan has not been approved by our shareholders. We do not have any equity compensation plans that have been approved by our shareholders.

  The following summary information is presented for our 2004 Stock Option Plan and our 2005 Stock Option Plan as of December 31, 2006.

  39 of 43

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	2,390,000 Shares of Common Stock	$0.60 per Share	2,110,000 Shares

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

ITEM 13.	EXHIBITS

  The following exhibits are attached to this Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
4.1	Form of Series A Warrant Certificate (7)
4.2	Form of Series B Warrant Certificate (7)
4.3	Form of Subscription Agreement (7)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non- U.S. Shareholders of Lincoln Gold Corp. (2)

  40 of 43

Exhibit Number	Description of Exhibit
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 9, 2004 (4)
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.10	2005 Stock Option Plan LLP (7)
23.1	Consent of Independent Auditors, Manning Elliott (8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (8)
32.1

  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10- SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an Exhibit to the Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB originally filed August 6, 2004.
(5)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.
(6)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005.
(7)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.
(8)	Filed as an Exhibit to this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The following table sets forth information regarding the amount billed to us by our independent auditor, Manning

  41 of 43

  Elliott LLP, for our fiscal years ended December 31, 2006 and 2005.

	Years ended December 31
	2006	2005
Audit Fees:	$15,350	$21,037
Audit Related Fees:	Nil	Nil
Tax Fees:	Nil	Nil
All Other Fees:	Nil	Nil
Total:	$15,350	$21,037

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

  42 of 43

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  LINCOLN GOLD CORPORATION

Per:	/s/ Paul F. Saxton
Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: March 29, 2007

  In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Paul F. Saxton
Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: March 29, 2007

Per:	/s/ Andrew Milligan
Andrew Milligan
Director
Date: March 29, 2007

Per:	/s/ Andrew Bowering
Andrew Bowering
Director
Date: March 29, 2007

Per:	/s/ James Chapman
James Chapman
Director
Date: March 29, 2007

  43 of 43