Form 10QSB
period 2007-03-31
LINCOLN GOLD CORP
filed 2007-05-21
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

[    ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _____ to _____

Commission File Number: 000-25827

LINCOLN GOLD CORPORATION
(Name of small business issuer in its charter)

NEVADA	88-0419475
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification
organization)	No.)

Suite 350, 885 Dunsmuir Street, Vancouver, BC	V6C 1N5
(Address of principal executive offices)	(Zip Code)

604-688-7377
Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[   ] No[ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 43,866,666 shares of common stock as of May 16, 2007.

Transitional Small Business Disclosure Format (check one): Yes[   ] No[ X ]

LINCOLN GOLD CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
March 31, 2007

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

PART I – FINANCIAL STATEMENTS

Item 1.	Financial Statements

The following unaudited consolidated interim financial statements of Lincoln Gold Corporation are included in this Quarterly Report on Form 10-QSB:

PART I

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements for the three months ended March 31, 2007, as set forth below, are included with this Quarterly Report on Form 10-QSB:

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)
(unaudited)

	March 31,	December 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	4,860	21,961
Prepaid expenses and deposits	-	4,893
Total Current Assets	4,860	26,854
Property and Equipment (Note 3)	3,830	4,440
Total Assets	8,690	31,294
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	57,136	35,467
Accrued liabilities	12,190	14,990
Due to related parties (Note 5(b))	15,182	6,760
Note payable (Note 6)	100,000	100,000
Total Liabilities	184,508	157,217
Commitments and Contingencies (Notes 1 and 4)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.001 par value;
43,656,666 and 42,990,000 shares issued and outstanding, respectively	43,657	42,990
Additional Paid-in Capital	3,367,529	3,294,863
Common Stock Subscribed (Note 7(a))	-	73,333
Deficit Accumulated During the Exploration Stage	(3,587,004)	(3,537,109)
Total Stockholders’ Equity (Deficit)	(175,818)	(125,923)
Total Liabilities and Stockholders’ Equity (Deficit)	8,690	31,294

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	From
	September 25,
	2003	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$
Revenue	-	-	-
Expenses
Depreciation	5,476	610	722
Foreign exchange loss	6,005	172	776
General and administrative (Note 5(a))	2,471,834	34,432	59,078
Impairment of mineral properties	65,000	-	10,000
Mineral exploration	911,442	11,938	12,732
Total Expenses	3,459,757	47,152	83,308
Loss From Operations	(3,459,757)	(47,152)	(83,308)
Other Income (Expense)
Accounts payable written off	33,564	-	-
Interest income	11,105	100	656
Interest expense	(50,564)	(2,843)	(2,565)

Total Other Income (Expense)	(5,895)	(2,743)	(1,909)
Net Loss	(3,465,652)	(49,895)	(85,217)
Net Loss Per Share – Basic and Diluted		-	-
Weighted Average Shares Outstanding		43,109,000	41,869,000

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2007	2006
	$	$
Operating Activities
Net loss	(49,895)	(85,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	610	722
Impairment of mineral properties	-	10,000
Changes in operating assets and liabilities:
Prepaid expenses and deposits	4,893	3,676
Account payable and accrued liabilities	18,869	1,129
Due to related parties	8,422	570
Net Cash Used in Operating Activities	(17,101)	(69,120)
Decrease in Cash	(17,101)	(69,120)
Cash – Beginning of Period	21,961	132,806
Cash – End of Period	4,860	63,686

Non-cash Investing and Financing Activities
Shares issued for mineral property costs	-	10,000

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at March 31, 2007, the Company has never generated any revenues, has accumulated losses of $3,587,004 since inception of the exploration stage, and has a working capital deficiency of $179,648. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to complete private placement sales of the Company’s shares in order to raise the funds necessary to pursue its plan of operation and fund working capital.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

	b)	Interim Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB filed on April 2, 2007 with the SEC.

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at March 31, 2007 and December 31, 2006, and the consolidated results of its operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2007 and 2006 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

	d)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-covered method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled 4,002,500 as of March 31, 2007.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Property and Equipment

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	h)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

	i)	Mineral Property Costs

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

	j)	Financial Instruments

The fair values of cash, accounts payable, accrued liabilities, due to related parties and note payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	k)	Income Taxes

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

	l)	Foreign Currency Translation

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

	n)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's reported financial position or results of operations.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement in fiscal 2007 did not have a material effect on the Company's reported financial position or results of operations.

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. dollars)
(unaudited)

3.	Property and Equipment

			March 31,	December 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	4,676	2,850	1,826	2,215
Computer software	1,345	1,345	-	56
Office equipment and fixtures	3,285	1,281	2,004	2,169
	9,306	5,476	3,830	4,440

4.	Mineral Property Interests

	a)	Hannah Property

On December 24, 2003, the Company entered into an option agreement to acquire a 100% interest in twenty-three unpatented lode claims situated in Churchill County, Nevada, USA. The option agreement called for net smelter royalties of 1% to 4% upon production. Pursuant to the option agreement, the Company is required to make option payments totaling $210,000 as follows:

		•	$5,000 upon signing the agreement (paid);
		•	$5,000 on January 10, 2005 (paid);
		•	$10,000 on January 10, 2006 (paid);
		•	$15,000 on January 10, 2007 (see below);
		•	$25,000 on January 10th of each year from 2008 to 2012; and
		•	$50,000 on January 10, 2013.

On January 7, 2007 the Company amended the agreement whereby the $15,000 due on January 10, 2007 would be paid in equal installments of $3,750 on January 10, 2007 (paid), April 10, 2007 (paid subsequently), July 10, 2007 and October 10, 2007.

	b)	JDS Property

In fiscal 2004, the Company acquired, by staking, a 100% interest in seventy-seven mineral claims in Eureka County, Nevada, USA.

	c)	Jenny Hill Property

On September 28, 2004, the Company entered into a mining lease and option to purchase agreement comprising ninety-seven mineral claims situated in Mineral and Nye Counties, Nevada for a term of seven years. The agreement calls for the Company to make option payments $1,500,000 over a seven year period as follows:

		•	$20,000 upon signing the agreement (paid);
		•	$25,000 by September 28, 2005 (paid);
		•	$30,000 by September 28, 2006 (paid by Optionee);
		•	$60,000 by September 28, 2007;
		•	$70,000 by September 28, 2008;
		•	$80,000 by September 28, 2009;
		•	$90,000 by September 28, 2010; and
		•	$1,125,000 by September 28, 2011.

The Company must also complete a work program on the property of $50,000, in the first lease year and $100,000 for the second and each subsequent lease year until the option is completed. The agreement is subject to a net smelter return of 2%.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. dollars)
(unaudited)

4.	Mineral Property Interests (continued)

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

On August 5, 2005, the Company entered into a Letter of Intent with Almaden Minerals Ltd. (“Almaden”) to form a joint venture for the exploration and development of the La Bufa property, located in Chihuahua, Mexico. Under the Letter of Intent, the Company may acquire a 51% interest in the La Bufa property by spending $2,000,000 on the property over four years and by issuing 350,000 shares of the Company to Almaden over a five year period (50,000 shares issued at a fair value of $10,000 on March 15, 2006). The Company is in the process of issuing 60,000 shares which were due and payable August 5, 2006 (issued subsequently). In addition, the Company may acquire another 9% of the property by spending an additional $1,000,000 on the property. If production is achieved, the Company will pay a bonus by issuing 100,000 of its shares. The Company is committed to spend $100,000 in the first year. Refer to Note 10.

5.	Related Party Transactions

a)

During the three months ended March 31, 2007, the Company paid management fees of $1,200 (2006 - $19,500) and rent of $600 (2006 - $900) to the Vice President of the Company and management fees of $5,565 (2006 - $5,618) to a company owned by the President of the Company. Management fees and rent are included in general and administrative expenses.

b)

As at March 31, 2007, the Company owed $15,182 (December 31, 2006 - $6,760) to various officers and directors and to a company controlled by the President of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. dollars)
(unaudited)

7.	Common Stock

On February 16, 2007, the Company issued 666,666 shares of common stock at a fair value of $0.11 per share for consulting services rendered. The total fair value of $73,333 was recorded as common stock subscribed as at December 31, 2006.

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

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (years)	Value

Outstanding, December 31, 2006	2,390,000	$0.60

Granted	-	-
Exercised	-	-

Outstanding, March 31, 2007	2,390,000	$0.60	0.20	$-
Exercisable, March 31, 2007	2,390,000	$0.60	0.20	$-

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	shares	$

Balance, December 31, 2006	4,757,500	0.68

Expired	(3,145,000)	0.50

Balance, March 31, 2007	1,612,500	1.02

As at March 31, 2007 the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
537,500	$0.35	July 27, 2007
1,075,000	$1.35	July 27, 2010
1,612,500

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007
(Expressed in U.S. dollars)
(unaudited)

10.	Subsequent Events

	(a)	In April 2007, the Company issued 60,000 shares of common stock to Almaden. Refer to Note 4(d).

(b)

On April 12, 2007, the Company entered into an option agreement with Almaden to acquire a 60% interest in the Bufa property located in Chihuahua, Mexico. This agreement replaces the Letter of Intent described in Note 4(d) and calls for the Company must incur an aggregate of $3,500,000 and in exploration expenditures issuing an aggregate of 1,550,000 shares as follows:

Exploration expenditures to be incurred:

		•	$500,000 (must include drilling) before April 12, 2008;
		•	$1,250,000 in aggregate by April 12, 2009;
		•	$2,250,000 in aggregate by April 12, 2010; and
		•	$3,500,000 in aggregate by April 12, 2011.

Shares to be issued:

		•	150,000 shares of common stock on April 19, 2007;
		•	200,000 shares of common stock on April 12, 2008;
		•	200,000 shares of common stock on April 12, 2009; and
		•	1,000,000 shares of common stock on April 12, 2010.

Item 2.	Management's Discussion And Analysis Or Plan Of Operation.

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

Our specific exploration plan for each of our mineral properties, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the heading “Description of Properties.” All of our exploration programs are early stage in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization.

Work Carried Out In 2007

Jenny Hill Property

Kinross completed the drilling of ten reverse circulation drill holes on our Jenny Hill Property located in the Black Hills, Mineral County, Nevada. Assay results are pending. This work was carried out in March and April 2007. Additional work by Kinross will probably depend on assay results.

La Bufa

We entered into an option agreement with Almaden for the La Bufa property on April 12, 2007. The option agreement supersedes the original letter of intent that we signed with Almaden in August 2005. We will be entitled to earn a 60% interest in the La Bufa Property by (a) undertaking a work program on the Bufa Property aggregating US$3,500,000 in expenditures for mining work, and (b) issuing an aggregate of 1,550,000 shares of our common stock to Almaden pursuant to the terms of the option agreement.

Hannah

We did not complete any exploration work on the Hannah property in the first quarter of 2007. We have shown the property to a number of interested parties for a possible joint venture.

JDS

In mid-2006, we signed a Letter of Intent to Joint Venture our JDS gold property in the Cortez Trend, Nevada with Golden Odyssey Mining Inc. which now has an option to earn up to 75% of the property by conducting 6,000 ft of drilling and additional work. Subsequent to the first quarter of 2007, we have been informed by Golden Odyssey that drilling has now started on the property.

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

Plan of Operations

Our planned exploration expenditures for the next twelve months on our Nevada and Mexican mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due	Total
Exploration of Hannah Property, Nevada	$5,000	$6,000	$12,000	$23,000
Exploration of JDS Property, Nevada	$5,000(2) Being carried out by Golden Odyssey	$Nil (2)	$Nil (2)	$5,000 (2)
Exploration of Jenny Hill Property, Nevada	$5,000 (1)	$Nil (1)	$Nil (1)	$5,000 (1)
Exploration of La Bufa Property, Mexico	$380,000	$7,000	$10,000	$397,000
Administration – Nevada	$165,000	-	-	$165,000
Administration –	$250,000	-	-	$250,000

Vancouver
Total	$810,000	$13,000	$22,000	$845,000

(1)

These exploration expenditures will be paid for by Kinross pursuant to our letter of intent to our letter of intent to joint venture the property with Kinross. However, if Kinross determines to return the property to us prior to the time when the property payments and/ or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties and the property payments required to maintain the property in good standing.

(2)

The exploration expenditures are to be undertaken and paid for by Golden Odyssey pursuant to the letter of intent to joint venture the property with Golden Odyssey. As with the Kinross JV, if Golden Odyssey determines to return the property to us prior to the time when the property payments and/or maintenance payments are due, then we will be obligated to make the annual claim maintenance payments to the BLM and local counties required to keep the property in good standing.

Our general and administrative expenses will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

We had cash of $4,860 and a working capital deficit $179,648 as of March 31, 2007. An amount of $100,000 is included as a short term payable, which is a debt payable to a shareholder who loaned $200,000 to the Company on startup. Half of the amount plus interest has been repaid. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $1,000,000 to proceed with our plan of operations over the next twelve months. This includes payback of the $100,000. We will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. Subsequent to the quarter the company began to raise funds by way of a private placement and it is anticipated that the private placement will be closed towards the end of May.

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

Planned Exploration Activities

Hannah Property

We have determined that follow up drilling is warranted on the Hannah Property based on the results of the initial eleven hole drilling program that we completed on the Hannah Property. We have been talking to various potential joint venture candidates to take on the work noted below to earn-in to the property. If we do not find a joint venture partner this work will probably not be completed.

If we are successful in finding a joint venture partner, we anticipate our plan of exploration for the Hannah Property will be as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Acquire Joint Venture Partner	Execute an Exploration Agreement with Option to Joint Venture with a potential joint venture partner (a “JV artner”)
Exploration Trenching	JV Partner conducts trenching across target with an excavator
Phase 2 Drilling	JV Partner drills 5 to 10 angle reverse circulation drill holes
Bottle Roll Metallurgical Tests	JV Partner conducts metallurgical tests on select drill cuttings
Data Evaluation	Evaluate results

The anticipated timetable and estimated budget for completion for each stage of exploration is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Acquire Joint Venture Partner	2nd Quarter	$3,000
Exploration Trenching	3rd Quarter	$0 (Partner’s Cost)
Phase 2 Drilling	4th Quarter	$0 (Partner’s Cost)

Bottle-Roll Metallurgical Tests	4th Quarter	$0 (Partner’s Cost)
Data Evaluation	4th Quarter	$2,000

All significant work is expected to be conducted by a joint venture partner using qualified contractors.

Jenny Hill Property

Our plan of exploration for the Jenny Hill Property is to monitor the exploration work to be conducted by Kinross Gold Corporation during 2007. Kinross has begun the first phase of their earn-in and completed 10 drill holes on the property. A minimum anticipated expenditure amount of $200,000 is anticipated.

The 2007 exploration plan is presented in the following table.

Description of Phase of Exploration	Description of Exploration Work Required
Phase 1 Drilling	Kinross to drill at least 10 reverse-circulation holes (completed in the first quarter of 2007)
Data Evaluation	Evaluate drill data

The anticipated timetable and budget for our share of work is listed in the following table:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase 1 Drilling	1st Quarter (Completed)	$0 (Kinross’s Cost)
Data Evaluation	2nd Quarter	US$5,000

JDS Property

During the second quarter of 2006, we entered into a letter of intent with Golden Odyssey Exploration Inc. (“Golden Odyssey”) to joint venture the JDS gold property. Under the terms of the Letter of Intent to Joint Venture, Golden Odyssey may earn a 51% interest in the JDS property by performing 6,000 ft of reverse-circulation drilling within 18 months of signing the agreement. Golden Odyssey has the option to increase its ownership by 14% by funding US$1.5 million in additional work and may increase its ownership by an additional 10% by funding an additional US$2.0 million in work for a total of US$3.5 million. Under these terms, Golden Odyssey may ultimately earn 75% and Lincoln hold 25% in the Joint Venture.

Golden Odyssey Exploration Inc. is a wholly-owned subsidiary of Golden Odyssey Mining Inc (TSE VENTURE:GOE) and is engaged in mineral exploration in the State of Nevada within the Walker Lane, Cortez Trend, and Carlin Trend.

The plan of exploration to be completed by Golden Odyssey during 2007 involves the following:

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

At the beginning of May 2007, Golden Odyssey informed us that it had started drilling the JDS property.

La Bufa Property

Our plan for exploration of the La Bufa Concession in 2007 is as follows:

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
		Total: $380,000

New Opportunities

We reviewed several prospective gold properties in Nevada and Mexico during the first quarter of 2007. We are also planning more site visits to evaluate prospective properties during the current quarter.

Results of Operations

Our results of operations for the three months ended March 31, 2007 are presented below:

	Accumulated
	From
	September 25,
	2003	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$
Revenue	-	-	-
Expenses
Depreciation	5,476	610	722
Foreign exchange loss	6,005	172	776
General and administrative (Note 5(a))	2,471,834	34,432	59,078
Impairment of mineral properties (Note 2(h))	65,000	-	10,000
Mineral exploration	911,442	11,938	12,732
Total Expenses	3,459,757	47,152	83,308
Loss From Operations	(3,459,757)	(47,152)	(83,308)
Other Income (Expense)
Accounts payable written off	33,564	-	-
Interest income	11,105	100	656
Interest expense	(50,564)	(2,843)	(2,565)

Total Other Income (Expense)	(5,895)	(2,743)	(1,909)
Net Loss	(3,465,652)	(49,895)	(85,217)

Our net loss decreased substantially for the three month period ended March 31, 2007 over the corresponding period in 2006. This decrease is attributable largely to our decreased general and administrative activities during the first three months of 2007. We anticipate that, if we are able to obtain additional financing, our expenses and net loss will increase throughout the current fiscal year in comparison with 2006 as a result of our planned exploration activities. We anticipate continued professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

Liquidity and Capital Resources

Our cash position at March 31, 2007 was $4,860 compared to $21,961 as of December 31, 2006. We had a working capital deficit $179,648 as of March 31, 2007 compared to a working capital deficit of $130,363 as of December 31, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $845,000 as outlined above under the heading “Plan of Operations”. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $1,000,000 to proceed with our plan of operations over the next twelve months, including the pay down of a short term debt. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing.

Outstanding Payable

We arranged for a $200,000 convertible note during the fiscal year ended December 31, 2004. On September 15, 2005 we completed an agreement whereby we repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days. With the completion of the first payment the convertible note was deemed to be repaid in full. The remaining $100,000 owed will be repaid when funds are available.

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

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

Stock Based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. We have not issued any stock options since our inception. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During our most recently completed fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 3A(T).	Controls and Procedures

Not Applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during our first quarter ended March 31, 2006.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following securities were issued without registration under the Securities Act of 1933, as amended (the “Act”) during the three month period ended March 31, 2007:

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
Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)

Exhibit Number	Description of Exhibit
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 29, 2004 (4).
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.10	2005 Stock Option Plan (7)
10.11	Option Agreement between the Corporation and Almaden dated April 12, 2007 (8)
10.12	Form of Regulation S Subscription Agreement for May 2007 Unit Offering (9)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed as an exhibit to our Form 10QSB originally filed August 6, 2004.
(5)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.
(6)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005.
(7)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 18, 2007.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2007.
(10)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORP.

/s/ Paul Saxton
By:	_____________________________________________
Paul Saxton, President
Executive Officer and Chief Financial Officer
Director
Date: May 18, 2007