Form 10KSB/A
period 2006-12-31
LINCOLN GOLD CORP
filed 2007-07-19
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

1 of 6

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB hereby amends the Company’s original Annual Report on Form 10-KSB for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission on April 2, 2007 (the “Original Form 10-KSB”), as follows:

  a signed copy of the Report of our independent public accountants, Manning Elliott LLP, Chartered Accountants, dated March 22, 2007, is included in this Amendment No. 1 to our Form 10-KSB. The signed Report was inadvertently not included in the Form 10-KSB; and

  the Company’s audited financial statements for the years ended December 31, 2006 and 2005 are amended by amending Note 8 entitled “Stock Options” to include the disclosures required by SFAS 123(R), paragraph 84.

2 of 6

ITEM 7.           FINANCIAL STATEMENTS

Our audited consolidated financial statements, as set forth below, are included with this Amendment No. 1 to our Annual Report on Form 10-KSB:

PAGE

Report of Independent Registered Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2006 and 2005	F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from inception (September 25, 2003) to December 31, 2006	F-3

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from inception (September 25, 2003) to December 31, 2006	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the period from inception (September 25, 2003) to December 31, 2006	F-5

Notes to the Consolidated Financial Statements	F-6

3 of 6

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

/s/ Manning Elliott LLP

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

  There was no difference in the Company’s net loss or basic and diluted net loss per share for the year ended December 31, 2006 as a result of adopting SFAS No. 123R on January 1, 2006 than if it had continued to account for stock-based compensation under APB No. 25.

  There were no share-based payments pursuant to APB No. 25 granted during the year ended December 31, 2005 therefore no SFAS No. 123 pro forma disclosures have been presented.

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

The components of the net deferred tax asset as at December 31, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2006	2005
	$	$
Net Operating Losses	2,186,000	1,772,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	765,100	620,200
Valuation Allowance	(765,100)	(620,200)
Net Deferred Tax Asset	–	–

11.	Subsequent Event

Subsequent to December 31, 2006, the Company issued 666,666 shares of common stock for consulting services rendered in fiscal 2006. See Note 7(a).

  ITEM 13.          EXHIBITS

  The following exhibits are attached to this Amendment No. 1 to our Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
4.1	Form of Series A Warrant Certificate (7)
4.2	Form of Series B Warrant Certificate (7)
4.3	Form of Subscription Agreement (7)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non- U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 9, 2004 (4)
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.10	2005 Stock Option Plan LLP (7)
10.11	Option Agreement for the Bufa Property dated April 12, 2007 between Almaden Minerals Ltd., Minera Gavilan, S.A. de C.V. and Lincoln Golf Corp.(8)
10.12	Form of Subscription Agreement for the $0.10 Unit private placement (9)
23.1	Consent of Independent Auditors, Manning Elliott LLP (10)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (10)
32.1

  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an Exhibit to the Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB originally filed August 6, 2004.
(5)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.

  4 of 6

(6)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005.
(7)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2007.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 18, 2007.
(10)	Filed as an Exhibit to this Amendment No. 1 to our Annual Report on Form 10-KSB.

  5 of 6

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  LINCOLN GOLD CORPORATION

Per:	/s/ Paul F. Saxton

Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: July 13, 2007

  In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ Paul F. Saxton

Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: July 13, 2007

Per:	/s/ Andrew Bowering

Andrew Bowering
Director
Date: July 13, 2007

Per:	/s/ James Chapman

James Chapman
Director
Date: July 13, 2007

  6 of 6