Form 10KSB/A
period 2006-12-31
LINCOLN GOLD CORP
filed 2007-08-16
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

(Mark One)
[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1 of 5

EXPLANATORY NOTE

On April 2, 2007, we filed with the Securities and Exchange Commission our original Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original Report”).

On July 19, 2007, we filed with the Securities and Exchange Commission Amendment No. 1 (“Amendment No. 1”) to the Original Report for the purpose of amending the Original Report on Form to include:

  a signed copy of the Report of our independent public accountants, Manning Elliott LLP, Chartered Accountants, dated March 22, 2007, which was inadvertently not included in the Original Report; and
  our amended audited financial statements for the years ended December 31, 2006 and 2005 to include changes to Note 8 entitled “Stock Options” relating to disclosures required by SFAS 123(R), paragraph 84.

This Amendment No. 2 is being filed solely for the purpose of revising Exhibit 31.1 and Exhibit 32.1, as filed with Amendment No. 1, to include reference to Amendment No. 1.

2 of 5

ITEM 13. EXHIBITS

The following exhibits are attached to this Amendment No. 2 to our Annual Report on Form 10-KSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
4.1	Form of Series A Warrant Certificate (7)
4.2	Form of Series B Warrant Certificate (7)
4.3	Form of Subscription Agreement (7)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non- U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 9, 2004 (4)
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.10	2005 Stock Option Plan LLP (7)
10.11	Option Agreement for the Bufa Property dated April 12, 2007 between Almaden Minerals Ltd., Minera Gavilan, S.A. de C.V. and Lincoln Golf Corp.(8)
10.12	Form of Subscription Agreement for the $0.10 Unit private placement (9)
23.1	Consent of Independent Auditors, Manning Elliott (10)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act (11)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant’s Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an Exhibit to the Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10QSB originally filed August 6, 2004.
(5)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.
(6)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005.

3 of 5

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 18, 2007.
(9)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on May 18, 2007.
(10)	Previously filed as an exhibit to Amendment No. 1 to our Annual Report on Form 10-KSB.
(11)	Filed as an exhibit to this Amendment No. 2 to our Annual Report on Form 10-KSB.

4 of 5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORPORATION

Per:
/s/ Paul F. Saxton
Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: August 16, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:
/s/ Paul F. Saxton
Paul F. Saxton, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: August 16, 2007

Per:
/s/ Andrew Milligan
Andrew Milligan
Director
Date: August 16, 2007

Per:
/s/ Andrew Bowering
Andrew Bowering
Director
Date: August 16, 2007

5 of 5