Form 10QSB
period 2007-06-30
LINCOLN GOLD CORP
filed 2007-08-20
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007

[ ] Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934
for the transition period from _____to _____

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,141,666 shares of common stock as of August 15, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

LINCOLN GOLD CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
June 30, 2007

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

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

The following unaudited consolidated interim financial statements of Lincoln Gold Corporation are included in this Quarterly Report on Form 10-QSB:

PART I

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements for the six months ended June 30, 2007, as set forth below, are included with this Quarterly Report on Form 10-QSB:

F-i

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	June 30,	December 31,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	201,997	21,961
Prepaid expenses and deposits	-	4,893
Total Current Assets	201,997	26,854
Property and Equipment (Note 3)	3,276	4,440
Total Assets	205,273	31,294
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	51,283	35,467
Accrued liabilities	18,548	14,990
Due to related parties (Note 5(b))	6,641	6,760
Note payable (Note 6)	100,000	100,000
Total Liabilities	176,472	157,217
Commitments and Contingencies (Notes 1 and 4)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.001 par value;
47,141,666 and 42,990,000 shares issued and outstanding, respectively	47,142	42,990
Additional Paid-in Capital	3,695,969	3,294,863
Common Stock Subscribed (Note 7(a))	-	73,333
Deficit Accumulated During the Exploration Stage	(3,715,760)	(3,537,109)
Accumulated Other Comprehensive Income	1,450	-
Total Stockholders’ Equity (Deficit)	28,801	(125,923)
Total Liabilities and Stockholders’ Equity (Deficit)	205,273	31,294

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	From	For the Three	For the Three	For the Six	For the Six
	September 25, 2003	Months	Months	Months	Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Revenue	-	-	-	-	-
Expenses
Depreciation	6,030	554	722	1,164	1,444
Foreign exchange loss	6,818	813	1,233	985	2,009
General and administrative (Note 5(a))	2,531,091	59,257	60,554	93,689	119,632
Impairment of mineral properties	93,350	27,600	-	31,350	10,000
Mineral exploration	946,308	38,616	3,743	46,804	16,475
Total Expenses	3,586,597	126,840	66,252	173,992	149,560
Loss From Operations	(3,586,597)	(126,840)	(66,252)	(173,992)	(149,560)
Other Income (Expense)
Accounts payable written off	33,564	-	-	-	-
Interest income	12,104	999	267	1,099	923
Interest expense	(53,479)	(2,915)	(2,649)	(5,758)	(5,214)
Total Other Income (Expense)	(7,811)	(1,916)	(2,382)	(4,659)	(4,291)
Net Loss	(3,594,408)	(128,756)	(68,634)	(178,651)	(153,851)
Other Comprehensive Income
Foreign currency translation gain	1,450	1,450	-	1,450	-
Comprehensive Loss	(3,592,958)	(127,306)	(68,634)	(177,201)	(153,851)
Net Loss Per Share – Basic and Diluted		-	-	-	-
Weighted Average Shares Outstanding		44,794,000	41,915,000	44,150,000	41,892,000

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2007	2006
	$	$
Operating Activities
Net loss	(178,651)	(153,851)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	1,164	1,444
Impairment of mineral properties	31,350	10,000
Changes in operating assets and liabilities:
Prepaid expenses and deposits	4,893	4,902
Account payable and accrued liabilities	19,374	15,878
Due to related parties	(119)	4,804
Net Cash Used in Operating Activities	(121,989)	(116,823)
Investing Activities
Mineral property costs	(7,500)	-
Net Cash Used in Investing Activities	(7,500)	-
Financing Activities
Proceeds from issuance of common stock	327,500	-
Share issuance costs	(19,425)	-
Net Cash Flows Provided by Financing Activities	308,075	-
Effect of Foreign Exchange Rates on Cash	1,450	-
Increase (Decrease) in Cash	180,036	(116,823)
Cash – Beginning of Period	21,961	132,806
Cash – End of Period	201,997	15,983

Non-cash Investing and Financing Activities
Shares issued for mineral property costs	23,850	10,000

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in U.S. dollars)
(unaudited)

1.	Nature of Operations and Continuance of Business

Lincoln Gold Corporation (the “Company”) was incorporated in the State of Nevada, USA, on February 17, 1999 under the name of Braden Technologies Inc. Effective March 26, 2004, the Company acquired 100% of the issued and outstanding shares of Lincoln Gold Corp., a private company incorporated in the State of Nevada, USA, on September 25, 2003. On April 6, 2004, the Company and its subsidiary, Lincoln Gold Corp., merged to form Lincoln Gold Corporation. On September 12, 2006, the Company incorporated a Mexican subsidiary, Minera Lincoln de Mexico SA de CV.

The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at June 30, 2007, the Company has never generated any revenues and has accumulated losses of $3,715,760 since inception of the exploration stage. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to continue private placement issuances of the Company’s shares in order to raise the funds necessary to pursue its plan of operation and fund working capital.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company balances have been eliminated. These interim consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at June 30, 2007 and December 31, 2006, and the consolidated results of its operations and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at June 30, 2007, the Company’s only component of comprehensive loss consisted of foreign currency translation adjustments.

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

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-covered method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled 5,287,500 as of June 30, 2007.

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
June 30, 2007
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

The subsidiary’s functional currency is the Mexican Peso. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $1,450 as of June 30, 2007 has been included in accumulated other comprehensive income in the accompanying consolidated balance sheet.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

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
June 30, 2007
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

3.	Property and Equipment

			June 30,	December 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	4,676	3,240	1,436	2,215
Computer software	1,345	1,345	-	56
Office equipment and fixtures	3,285	1,445	1,840	2,169
	9,306	6,030	3,276	4,440

4.	Mineral Property Interests

	a)	Hannah Property

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
$5,000 on January 10, 2005 (paid);
$10,000 on January 10, 2006 (paid);
$15,000 on January 10, 2007 (see below);
$25,000 on January 10th of each year from 2008 to 2012; and
$50,000 on January 10, 2013.

On January 7, 2007 the Company amended the agreement whereby the $15,000 due on January 10, 2007 would be paid in equal installments of $3,750 on January 10, 2007 (paid), April 10, 2007 (paid), July 10, 2007 and October 10, 2007.

	b)	JDS Property

In fiscal 2004, the Company acquired, by staking, a 100% interest in seventy-seven mineral claims in Eureka County, Nevada, USA.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in U.S. dollars)
(unaudited)

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

c)	Jenny Hill Property (continued)

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

Drilling was carried out by the optionee in the second quarter of 2007. A total of 11 holes were drilled and although gold mineralization was encountered in a majority of the holes the property was returned to the Company. After reviewing the results of the drilling the Company concluded that the property was not meeting its expectations and returned the property to its original owners.

d)	La Bufa Property

On August 5, 2005, the Company entered into a Letter of Intent with Almaden Minerals Ltd. (“Almaden”) to form a joint venture for the exploration and development of the La Bufa property, located in Chihuahua, Mexico. Under the Letter of Intent, the Company may acquire a 51% interest in the La Bufa property by spending $2,000,000 on the property over four years and by issuing 350,000 shares of the Company to Almaden over a five year period (50,000 shares issued at a fair value of $10,000 on March 15, 2006). The Company issued 60,000 shares on April 16, 2007 which were due and payable August 5, 2006.

On April 12, 2007, the Company entered into an option agreement with Almaden Minerals Ltd. (“Almaden”) to acquire a 60% interest in the La Bufa property located in Chihuahua, Mexico. This agreement replaces the prior Letter of Intent. The agreement calls for the Company to undertake a work program on the property aggregating $3,500,000 and issuing an aggregate of 1,550,000 shares as follows:

Work Program:
By April 12, 2008	$ 500,000 which must include drilling
By April 12, 2009	$ 750,000
By April 12, 2010	$1,000,000
By April 12, 2011	$1,250,000
Share issuances:
By April 19, 2007	150,000 shares (issued April 16, 2007)
By April 12, 2008	200,000 shares
By April 12, 2009	200,000 shares
By April 12, 2011	1,000,000 shares

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions

a)

During the six months ended June 30, 2007, the Company paid management fees of $1,600 (2006 - $35,750) and rent of $1,500 (2006 - $1,800) to the Vice President of the Company and management fees of $11,130 (2006 - $5,618) to a company owned by the President of the Company. Management fees and rent are included in general and administrative expenses.

b)

As at March 31, 2007, the Company owed $6,641 (December 31, 2006 - $6,760) to various officers and directors and to a company controlled by the President of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

7.	Common Stock

	a)	On February 16, 2007, the Company issued 666,666 shares of common stock at a fair value of $0.11 per share for consulting services rendered.

	b)	On April 16, 2007 the Company issued 210,000 shares of common stock to Almaden Minerals Ltd at a fair value of $23,850 pursuant to a mineral option agreement. See Note 4(d).

c)

In May 29, 2007 the Company completed a private placement and issued 3,275,000 units at $0.10 per unit for proceeds of $327,500. Each unit consisted of one common share and one share purchase warrant with each warrant exercisable to acquire one common share at $0.15 per share for a term of two years. The Company incurred share issuance costs of $19,425 in connection with this private placement.

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007
(Expressed in U.S. dollars)
(unaudited)

8.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding, December 31, 2006	2,390,000	$0.60
Expired	(1,990,000)	0.60

Outstanding, June 30, 2007	400,000	$0.60	0.17	$-

Exercisable, June 30, 2007	400,000	$0.60	0.17	$-

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	shares	$
Balance, December 31, 2006	4,757,500	0.68
Granted	3,275,000	0.15
Expired	(3,145,000)	0.50

Balance, June 30, 2007	4,887,500	0.44

As at June 30, 2007 the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
537,500	$0.35	July 27, 2007
1,075,000	$1.35	July 27, 2010
3,275,000	$0.15	May 29, 2008
4,887,500

10.	Subsequent Events

	a)	Subsequent to June 30, 2007, the Company granted 800,000 stock options to directors, employees and consultants at an exercise price of $0.10 per share for a period of five years.

	b)	Subsequent to June 30, 2007, the Company extended the expiry date of 537,500 share purchase warrants to January 27, 2008 from July 27, 2007.

Item 2. Management's Discussion and Analysis or Plan Of Operation.

Overview

We are engaged in the acquisition and exploration of mineral properties in the State of Nevada and northern Mexico. Our plan of operations for the next twelve months is to conduct exploration of our mineral properties in the State of Nevada and Mexico.

We presently hold interests in three groups of mineral properties in Nevada and one in northern Mexico, as described below:

Name of Property	Location
Hannah Property	Churchill County, Nevada
JDS Property	Eureka County, Nevada
Jenny Hill Property	Mineral & Nye Counties, Nevada
La Bufa	State of Chihuahua, Mexico

Subsequent to the completion of our second quarter, we dropped out interest in the Jenny Hill Property in the Mineral and Nye Counties of Nevada as a result of unfavorable exploration results.

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

Work Carried Out In Second Quarter of 2007

Jenny Hill Property

Kinross completed the drilling of ten reverse circulation drill holes on our Jenny Hill Property located in the Black Hills, Mineral County, Nevada. This drilling work was carried out in March and April 2007 and although gold mineralization was encountered in a majority of the holes the property was returned to the Company by Kinross who stated that they would not carry out any additional work. After reviewing the results of the drilling, we concluded that the property was not meeting our expectations and returned the property to its original owners. As a result, we no longer own any interest in the Jenny Hill Property.

La Bufa

We entered into an option agreement with Almaden for the La Bufa property on April 12, 2007. The option agreement supersedes the original letter of intent that we signed with Almaden in August 2005. We will be entitled to earn a 60% interest in the La Bufa Property by (a) undertaking a work program on the Bufa Property aggregating $3,500,000 in expenditures for mining work, and (b) issuing an aggregate of 1,550,000 shares of our common stock to Almaden pursuant to the terms of the option agreement.

We had one senior professional geologist on site during the month of June 2007 who carried out geological mapping on all rock outcrops and took a series of rock samples at various spots on the property. A total of 133 samples were collected and sent for assay at ALS Chemex. The assay results have been reviewed and 15 drill locations have been plotted. We presently plan to carry out drilling before the end of the year. Vein and veinlet structures were mapped as well.

In addition the geologist is preparing a full geological report on the property to meet Canadian National Instrument 43-101 standards. This report is expected to be completed and received by us by the end of August 2007.

Hannah

We did not complete any exploration work on the Hannah property in the first half of 2007. We have shown the property to a number of interested parties for a possible joint venture. Property payments to the State of Nevada have been made and the yearly option payments to the claim owner have also been completed. A joint venture partner is being sought.

JDS

In mid-2006, we signed a Letter of Intent to Joint Venture our JDS gold property in the Cortez Trend, Nevada with Golden Odyssey Mining Inc. which now has an option to earn up to 75% of the property by conducting 6,000 ft of drilling and additional work. Golden Odyssey began drilling its first hole on the property in April 2007. Unfortunately the hole was lost in the pediment at depth and the hole was not able to be completed. As a result, the drilling did not reach its target. Golden Odyssey is looking for a more powerful drill to carry on with the drilling.

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

Furthermore there is no assurance that a commercially viable mineral deposit exists on any of our mineral properties. Additional exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of any of our properties is determined. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on any of our mineral properties.

Plan of Operations

Our planned exploration expenditures for the next twelve months on our Nevada and Mexican mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due	Total
Exploration of Hannah Property, Nevada	$5,000	$6,000	$12,000	$23,000
Exploration of JDS Property, Nevada	$5,000(1) Being carried out by Golden Odyssey	$Nil (1)	$Nil (1)	$5,000 (1)
Exploration of La Bufa Property, Mexico	$380,000	$7,000	$10,000	$397,000
Administration – Nevada	$165,000	-	-	$165,000
Administration – Vancouver	$250,000	-	-	$250,000
Total	$805,000	$13,000	$22,000	$840,000

(1)

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

We had cash of $201,997 and working capital of $25,525 as of June 30, 2007. An amount of $100,000 is included as a short term payable, which is a debt payable to a shareholder who loaned $200,000 to the Company on startup. Half of the amount plus interest has been repaid. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $1,000,000 to proceed with our plan of operations over the next twelve months. This includes payback of the $100,000. We will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above. During our second quarter, we raised funds by way of a private placement. A total of $3,275,000 was raised upon the issue of 3,275,000 units at 10 cents. We netted $308,075 after costs of $19,425 were deducted. We began raising additional funds through a second tranche at $0.10 subsequent to the end of the second quarter. At the time of writing this report the financing had not been completed.

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

Planned Exploration Activities

Hannah Property

We have determined that follow up drilling is warranted on the Hannah Property based on the results of the initial eleven hole drilling program that we completed on the Hannah Property. We continue to talk to various potential joint venture candidates to take on the work noted below to earn-in to the property. If we do not find a joint venture partner this work will have to wait until we can afford to do it ourselves.

If we are successful in finding a joint venture partner, we anticipate our plan of exploration for the Hannah Property will be as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Acquire Joint Venture Partner	Execute an Exploration Agreement with Option to Joint Venture with a potential joint venture partner (a “JV Partner”)
Exploration Trenching	JV Partner conducts trenching across target with an excavator
Phase 2 Drilling	JV Partner drills 5 to 10 angle reverse circulation drill holes
Bottle Roll Metallurgical Tests	JV Partner conducts metallurgical tests on select drill cuttings
Data Evaluation	Evaluate results

The anticipated timetable and estimated budget for completion for each stage of exploration is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Acquire Joint Venture Partner	4th Quarter 2007	$3,000
Exploration Trenching	4th Quarter 2007	$0 (Partner’s Cost)
Phase 2 Drilling	2nd Quarter 2008	$0 (Partner’s Cost)
Bottle-Roll Metallurgical Tests	3rd Quarter 2008	$0 (Partner’s Cost)
Data Evaluation	3rd Quarter 2008	$2,000

All significant work is expected to be conducted by a joint venture partner using qualified contractors.

JDS Property

During the second quarter of 2006, we entered into a letter of intent with Golden Odyssey Exploration Inc. (“Golden Odyssey”) to joint venture the JDS gold property. Under the terms of the Letter of Intent to Joint Venture, Golden Odyssey may earn a 51% interest in the JDS property by performing 6,000 ft of reverse-circulation drilling within 18 months of signing the agreement. Golden Odyssey has the option to increase its ownership by 14% by funding $1.5 million in additional work and may increase its ownership by an additional 10% by funding an additional $2.0 million in work for a total of $3.5 million. Under these terms, Golden Odyssey may ultimately earn 75% and Lincoln hold 25% in the Joint Venture.

Golden Odyssey Exploration Inc. is a wholly-owned subsidiary of Golden Odyssey Mining Inc (TSE VENTURE:GOE) and is engaged in mineral exploration in the State of Nevada within the Walker Lane, Cortez Trend, and Carlin Trend.

The plan of exploration to be completed by Golden Odyssey during 2007 involves the following:

Description of Phase of Exploration	Description of Exploration Work Required
Phase 1 Drilling	Golden Odyssey to drill 6,000 ft of reverse-circulation drilling in various locations
Data Evaluation	Evaluate drill data

The anticipated timetable and budget for the Company’s share of work is listed below:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase 1 Drilling	4th Quarter 2007 – 1st Quarter 2008	$0 (Golden Odyssey’s Cost)
Data Evaluation	2nd Quarter 2008	$5,000

La Bufa Property

Our plan for exploration of the La Bufa Concession in 2007 and 2008 is as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Base map construction	Obtain ground control points; submit data; generate maps
Detail geologic mapping	Map & sample quartz veins + geology onto new base map
Select drill targets	Compile geologic mapping with soil & rock-chip geochem data
Acquire drilling permit	Contract professional landman to acquire drill permit
Construct drill pads	Hire local labor and construct drill pads; recondition roads
Phase 1 core drilling	Hire drill contractor and drill 8 angle core holes for 250 m each
Evaluate drilling data	Compile drilling data with surface data

The anticipated timetable and budget for the 2007 exploration plan is presented in the following table.

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Base map construction	2nd Quarter 2007	$14,000
Detail geologic mapping	2rd Quarter 2007	$43,000
Select drill targets	3rd Quarter 2007	$3,000
Acquire drilling permit	4th Quarter 2007	$10,000
Construct drill pads	4th Quarter 2007	$16,000
Phase 1 core drilling	4th Quarter 2007	$287,000
Evaluate drilling data	1st Quarter 2008	$7,000
		Total: $380,000

New Opportunities

We reviewed several prospective gold properties in Nevada and Mexico during the first and second quarters of 2007. We are also planning more site visits to evaluate prospective properties during the current quarter.

Results of Operations

Our results of operations for the three and six months ended June 30, 2007 are presented below:

	Accumulated
	From	For the Three	For the Three	For the Six	For the Six
	September 25, 2003	Months	Months	Months	Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Revenue	-	-	-	-	-
Expenses
Depreciation	6,030	554	722	1,164	1,444
Foreign exchange loss	6,818	813	1,233	985	2,009
General and administrative	2,531,091	59,257	60,554	93,689	119,632
Impairment of mineral properties	93,350	27,600	-	31,350	10,000
Mineral exploration	946,308	38,616	3,743	46,804	16,475
Total Expenses	3,586,597	126,840	66,252	173,992	149,560
Loss From Operations	(3,586,597)	(126,840)	(66,252)	(173,992)	(149,560)
Other Income (Expense)
Accounts payable written off	33,564	-	-	-	-
Interest income	12,104	999	267	1,099	923
Interest expense	(53,479)	(2,915)	(2,649)	(5,758)	(5,214)
Total Other Income (Expense)	(7,811)	(1,916)	(2,382)	(4,659)	(4,291)
Net Loss	(3,594,408)	(128,756)	(68,634)	(178,651)	(153,851)

Our net loss increased marginally for the six month period ended June 30, 2007 over the corresponding period in 2006. This increase is attributable largely to our increased general and administrative activities during the second quarter of 2007. We anticipate that, if we are able to obtain additional financing, our expenses and net loss will continue to increase throughout the current fiscal year in comparison with 2006 as a result of our planned exploration activities. We anticipate continued professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

Liquidity and Capital Resources

Our cash position at June 30, 2007 was $201,997 compared to $21,961 as of December 31, 2006. We had working capital of $25,525 as of June 30, 2007 compared to a working capital deficit of $130,363 as of December 31, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $840,000 as outlined above under the heading “Plan of Operations”. Based on our planned expenditures, we will require approximately $1,000,000 to proceed with our plan of operations over the next twelve months, including the pay down of a short term debt. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During our most recently completed fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant;and

(c)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not complete any sales of securities without registration under the Securities Act of 1933 during our second quarter ended June 30, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following securities were issued without registration under the Securities Act of 1933, as amended (the “Act”) during the three month period ended June 30, 2007, as previously disclosed on our current report on Form 8-K filed with the SEC on May 18, 2007:

  On May 14, 2007, we completed a private placement with twenty-five investors of 3,275,000 units at a price of $0.10 per unit for total proceeds of $327,500 pursuant to Rule 903 of Regulation S of the Act. Each unit is comprised of one share of common stock and one share purchase warrant. Each warrant entitles the investor to purchase one additional share of common stock at a price of $0.15 per share for a two year period from the date of the issuance of the warrants. We paid total commissions equal to $19,425 in connection with the completion of the offering. We completed the offering of the units pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the units was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. The investors represented to us that the investors were not U.S. persons, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person. The subscription agreements executed between us and the investors included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The investors agreed by execution of the subscription agreement for the units: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 29, 2004 (4).
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)

Exhibit Number	Description of Exhibit
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.10	2005 Stock Option Plan (7)
10.11	Option Agreement between the Corporation and Almaden dated April 12, 2007 (8)
10.12	Form of Regulation S Subscription Agreement for May 2007 Unit Offering (9)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004.

(3)	Previously Filed as an Exhibit to our Quarterly Report on Form 10-QSB filed May 24, 2004.

(4)	Previously filed as an exhibit to our Form 10QSB originally filed August 6, 2004.

(5)	Previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.

(6)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005.

(7)	Previously filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.

(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 18, 2007.

(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2007.

(10)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORP.

By:	/s/ Paul Saxton
Paul Saxton, President
Chief Executive Officer and Chief Financial Officer
Director
Date: August 20, 2007