Form 10QSB
period 2007-09-30
LINCOLN GOLD CORP
filed 2007-11-14
CIK 1080535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 51,391,666 shares of common stock as at November 5, 2007

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

LINCOLN GOLD CORPORATION

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended
September 30, 2007

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

- i -

PART I – FINANCIAL STATEMENTS

Item 1.                     Financial Statements

The following unaudited consolidated interim financial statements of Lincoln Gold Corporation are included in this Quarterly Report on Form 10-QSB:

- ii -

PART I

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements for the nine months ended September 30, 2007, as set forth below, are included with this Quarterly Report on Form 10-QSB:

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in U.S. dollars)

	September 30,	December 31,
	2007	2006
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	286,215	21,961
Amounts receivable	6,500	-
Prepaid expenses and deposits	-	4,893
Total Current Assets	292,715	26,854
Property and Equipment (Note 3)	3,662	4,440
Total Assets	296,377	31,294
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	18,538	35,467
Accrued liabilities	31,537	14,990
Due to related parties (Note 5(b))	4,160	6,760
Note payable (Note 6)	100,000	100,000
Total Liabilities	154,235	157,217
Commitments and Contingencies (Notes 1 and 4)
Stockholders’ Equity (Deficit)
Common Stock, 100,000,000 shares authorized, $0.001 par value;
51,391,666 and 42,990,000 shares issued and outstanding, respectively	51,392	42,990
Additional Paid-in Capital	4,346,023	3,294,863
Common Stock Subscribed (Note 7(a))	-	73,333
Deficit Accumulated During the Exploration Stage	(4,254,689)	(3,537,109)
Accumulated Other Comprehensive Loss	(584)	-
Total Stockholders’ Equity (Deficit)	142,142	(125,923)
Total Liabilities and Stockholders’ Equity (Deficit)	296,377	31,294

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	Accumulated
	From	For the Three	For the Three	For the Nine	For the Nine
	September 25, 2003	Months	Months	Months	Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$
Revenue	-	-	-	-	-
Expenses
Depreciation	6,584	554	722	1,718	2,166
Foreign exchange loss (gain)	8,495	1,677	(1,018)	2,662	991
General and administrative (Note 5(a))	2,886,008	354,917	28,181	448,606	147,813
Impairment of mineral property costs	108,350	15,750	-	47,100	10,000
Mineral exploration	1,114,937	164,879	61,839	211,683	78,314
Total Expenses	4,124,374	537,777	89,724	711,769	239,284
Loss From Operations	(4,124,374)	(537,777)	(89,724)	(711,769)	(239,284)
Other Income (Expense)
Accounts payable written off	33,564	-	-	-	-
Interest income	13,941	1,837	1,040	2,936	1,963
Interest expense	(56,468)	(2,989)	(4,035)	(8,747)	(9,249)
Total Other Income (Expense)	(8,963)	(1,152)	(2,995)	(5,811)	(7,286)
Net Loss	(4,133,921)	(538,929)	(92,719)	(717,580)	(246,570)
Other Comprehensive Loss
Foreign currency translation adjustments	(584)	(2,034)	-	(584)	-
Comprehensive Loss	(4,133,921)	(540,963)	(92,719)	(718,164)	(246,570)
Net Loss Per Share – Basic and Diluted		(0.01)	-	(0.02)	(0.01)
Weighted Average Shares Outstanding		48,897,000	42,675,000	45,749,000	42,156,000

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006
	$	$
Operating Activities
Net loss	(717,580)	(246,570)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	1,718	2,166
Impairment of mineral property costs	47,100	10,000
Stock-based compensation	244,304	-
Changes in operating assets and liabilities:
Amounts receivable	(6,500)	-
Prepaid expenses and deposits	4,893	4,902
Account payable and accrued liabilities	(382)	13,857
Due to related parties	(2,600)	(4,896)
Net Cash Used in Operating Activities	(429,047)	(220,541)
Investing Activities
Mineral property costs	(23,250)	-
Purchase of property and equipment	(940)	-
Net Cash Used in Investing Activities	(24,190)	-
Financing Activities
Proceeds from issuance of common stock	752,500	193,500
Share issuance costs	(34,425)	-
Net Cash Flows Provided by Financing Activities	718,075	193,500
Effect of Foreign Exchange Rates on Cash	(584)	-
Increase (Decrease) in Cash	264,254	(27,041)
Cash – Beginning of Period	21,961	132,806
Cash – End of Period	286,215	105,765

Non-cash Investing and Financing Activities
Shares issued for mineral property costs	23,850	10,000

Supplemental Disclosures
Interest paid	-	-
Income tax paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
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

These interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations. As at September 30, 2007, the Company has never generated any revenues and has accumulated losses of $4,254,689 since inception of the exploration stage. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company requires an additional $1,800,000 to fund planned operations over the next twelve months. Management plans to continue private placement issuances of the Company’s shares in order to raise the funds necessary to pursue its plan of operation and fund working capital.

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and December 31, 2006, and the consolidated results of its operations and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	c)	Use of Estimates

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

	d)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007, the Company’s only component of comprehensive income consisted of foreign currency translation adjustments. As at September 30, 2006, the Company had no items that represented comprehensive income.

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-covered method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS and the weighted average number of common shares exclude all dilutive potential shares since their effect is anti dilutive. Shares underlying these securities totaled 11,587,500 as of September 30, 2007.

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	i)	Long-lived Assets

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

	j)	Asset Retirement Obligations.

The Company follows the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

	k)	Financial Instruments

The fair values of cash, amounts receivable, accounts payable, accrued liabilities, due to related parties and note payable approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	l)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

	m)	Foreign Currency Translation

The subsidiary’s functional currency is the Mexican Peso. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with SFAS No. 52 “Foreign Currency Translation”. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $584 as of September 30, 2007 has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

	n)	Stock-based Compensation

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

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

	o)	Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's financial statement.

3.	Property and Equipment

			September 30,	December 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
	$	$	$	$
Computer hardware	4,676	3,630	1,046	2,215
Computer software	1,345	1,345	-	56
Office equipment and fixtures	4,225	1,609	2,616	2,169
	10,246	6,584	3,662	4,440

4.	Mineral Property Interests

	a)	Hannah Property

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

On January 7, 2007 the Company amended the agreement whereby the $15,000 due on January 10, 2007 would be paid in equal installments of $3,750 on January 10, 2007 (paid), April 10, 2007 (paid), July 10, 2007 (paid) and October 10, 2007 (paid).

	b)	JDS Property

In fiscal 2004, the Company acquired, by staking, a 100% interest in seventy-seven mineral claims in Eureka County, Nevada, USA.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(unaudited)

4.	Mineral Property Interests (continued)

	c)	Jenny Hill Property

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

	c)	La Bufa Property

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

On April 12, 2007, the Company entered into an option agreement with Almaden Minerals Ltd. (“Almaden”) to acquire a 60% interest in the La Bufa property located in Chihuahua, Mexico. This agreement replaces the prior Letter of Intent. The agreement calls for the Company to undertake a work program on the property aggregating $3,500,000 and issuing an aggregate of 1,550,000 shares as follows:

Work Program:
•	By April 12, 2008	$ 500,000 which must include drilling
•	By April 12, 2009	$ 750,000
•	By April 12, 2010	$1,000,000
•	By April 12, 2011	$1,250,000
Share issuances:
•	By April 19, 2007	150,000 shares (issued April 16, 2007)
•	By April 12, 2008	200,000 shares
•	By April 12, 2009	200,000 shares
•	By April 12, 2011	1,000,000 shares

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(unaudited)

4.	Mineral Property Interests (continued)

	d)	Pine Grove Property

During the third quarter of 2007 the Company entered into three separate agreements with Wheeler Mining Company (“Wheeler”), Lyon Grove, LLC (“Lyon Grove”) and Harold Votipka (“Votipka”) which collectively are the Pine Grove Property.

i)

On July 13, 2007 the Company entered into an agreement with Wheeler to lease Wheeler’s 100% owned mining claims in Lyon County, Nevada from July 13, 2007 to December 31, 2022 with an exclusive option to renew the lease by written notice to December 31, 2023. If the property is and remains in commercial production by November 1 of each year thereafter the Company may renew the lease for a period of one year by delivering written notice to the owner prior to November 15 of that year.

The Company must produce a bankable feasibility study on the properties by July 1, 2009 and obtain all necessary funding to place the properties into commercial production. The Company must pay a net smelter royalty upon commencement of commercial mining production based on gold prices. The Company must pay a 5% net smelter royalty on metals or minerals other than gold produced and sold from the property.

The following non-refundable advance net smelter royalty payments must be made by the Company:

			•	$10,000 upon signing the agreement (paid); and
			•	$30,000 prior to each one year anniversary of the lease.

ii)

On July 30, 2007 the Company entered into an agreement with an Votipka to acquire three claims located within the Pine Grove Mining District in Lyon County, Nevada in return for a payment of $12,000 (paid). Upon commencement of commercial production, the Company will pay a 5% net smelter royalty to Votipka.

iii)

On August 1, 2007 the Company entered into an agreement with Lyon Grove to lease the Wilson Mining Claim Group located in Lyon County, Nevada from August 1, 2007 to July 31, 2022, with an option to purchase, The Company can extend the term of the lease for up to ten additional one year terms providing the Company is conducting exploration mining activities at the expiration of the term immediately proceeding the proposed extension term.

The following lease payments must be made by the Company:

			•	$10,000 upon signing the agreement (paid) and
			•	$25,000 prior to each one year anniversary of the lease.

The lease payment made for any one calendar year may be credited against the net smelter royalty due and payable during the same calendar year.

The following work commitments must be made by the Company:

			•	$25,000 by August 1, 2008;
			•	$25,000 by August 1, 2009;
			•	$50,000 by August 1, 2010;
			•	$50,000 by August 1, 2011
			•	$25,000 by August 1, 2012 and each subsequent lease year

Upon commencement of production the Company must pay a net smelter royalty based on gold prices.

Lyon Grove retains the right to require the Company to purchase the property any time after the Company has made application to permit and develop a mine on the property, subject to the Company’s continued obligation to pay the royalties, for $1,000.

5.	Related Party Transactions

a)

During the nine months ended September 30, 2007, the Company paid management fees of $3,300 (2006 - $37,250), geological consulting fees of $5,100 (2006 - $Nil) and rent of $1,800 (2006 - $2,700) to the Vice President of the Company and management fees of $16,695 (2006 - $14,980) to a company owned by the President of the Company. Management fees and rent are included in general and administrative expenses. Geological consulting fees are included under mineral exploration expenses.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(unaudited)

5.	Related Party Transactions (continued)

b)

As at September 30, 2007, the Company owed $4,160 (December 31, 2006 - $6,760) to various officers and directors and to a company controlled by the President of the Company. These amounts are unsecured, non-interest bearing and due on demand.

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

On September 15, 2005, the Company completed an agreement whereby the Company repaid $100,000 of the convertible note along with $35,000 accrued interest and agreed to repay the remaining $100,000 within sixty days - (outstanding). With the completion of the first payment, both the conversion of debt to common stock and the share purchase warrants were cancelled.

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

d)

On August 23, 2007 the Company completed a private placement and issued 4,250,000 units at $0.10 per unit for gross proceeds of $425,000. Each unit consisted of one common share and one share purchase warrant with each warrant exercisable to acquire one common share at $0.15 per share for a term of two years. The Company incurred share issuance costs of $15,000 in connection with this private placement.

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

On September 25, 2007, the Company granted 2,450,000 stock options to directors, employees and consultants at an exercise price of $0.25 per share for a period of three years.

Lincoln Gold Corporation
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2007
(Expressed in U.S. dollars)
(unaudited)

8.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding, December 31, 2006	2,390,000	$0.60

Granted	2,450,000	0.25
Expired	(2,390,000)	0.60

Outstanding, September 30, 2007	2,450,000	$0.25	2.99	$-

Exercisable, September 30, 2007	2,450,000	$0.25	2.99	$-

During the nine months ended September 30, 2007, the Company recorded $244,304 for the fair value of stock options granted in accordance with SFAS No. 123R. The fair value of the stock options was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0%, expected volatility of 97%, risk free interest rate of 3.99% and weighted average expected life of 3 years. The weighted average grant date fair value of the stock options was $0.10 per share.

9.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

		Weighted
		average
		exercise
	Number of	price
	shares	$
Balance, December 31, 2006	4,757,500	0.68

Granted	7,525,000	0.15
Expired	(3,145,000)	0.50

Balance, June 30, 2007	9,137,500	0.30

As at September 30, 2007 the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
537,500	$0.35	January 27, 2008
1,075,000	$1.35	July 27, 2010
3,275,000	$0.15	May 29, 2008
4,250,000	$0.15	August 23, 2009

9,137,500
10.	Subsequent Event

On October 19, 2007, the Company was granted permission, subject to shareholder approval, from the U.S. Securities and Exchange Commission to continue into Canada as a Canadian corporation. If approved, the Company will apply to be listed on the TSX Venture Exchange in Canada while continuing to be traded on the OTCBB.

Item 2.                     Management's Discussion and Analysis or Plan of Operation.

Overview

We are engaged in the acquisition and exploration of mineral properties in the State of Nevada and northern Mexico. Our plan of operations for the next twelve months is to conduct exploration of our mineral properties in the State of Nevada and Mexico.

We presently hold interests in three groups of mineral properties in Nevada and one in northern Mexico, as described below:

Name of Property	Location
Hannah Property	Churchill County, Nevada
JDS Property	Eureka County, Nevada
Pine Grove Property	Lyon County, Nevada
La Bufa	State of Chihuahua, Mexico

Our specific exploration plan for three of our mineral properties, the Hannah, the JDS and the La Bufa, together with information regarding the location and access, history of operations, present condition and geology of each of our properties, is presented in Item 2 of our Annual Report on Form 10-KSB for the year ended December 31, 2006 under the heading “Description of Properties.” A summary description of the Pine Grove Property is included in this report. All of our exploration programs, except the Pine Grove Property, are early stage in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization. With respect to the Pine Grove Property, we believe that extra drilling and exploration programs combined with the completion of a feasibility study have the potential to assess whether or not a reserve is present on this property.

Work Carried Out In the Third Quarter 2007

La Bufa

We had one senior professional geologist on site during the month of June who carried out geological mapping on all rock outcrops and took a series of rock samples at various spots on the property. A total of 133 samples were collected and sent for assay at ALS Chemex. The assay results have been reviewed and 15 drill locations have been plotted. We are planning to carry out drilling before the end of the year or early in 2008. Vein and veinlet structures were mapped as well.

During the third quarter, we engaged a consulting geologist to prepare a full geological report on the property in accordance with Canadian NI 43-101 standards. The report was completed on October 19, 2007.

Based on the scope of exploration activities completed to date on the La Bufa Property, a three phase exploration program is recommended by the geological report. Because the southern La Bufa concession is at a more advanced stage of exploration and drill targets have been identified, phase-1 would consist of a core drilling program that could be initiated as soon as drill contracts can be made, necessary permits obtained and logistical support are in place. A core drilling program of 15 holes averaging 400 meters each is recommended as phase-1 and is considered the minimum required to give a reasonable chance for success. Proposed sites have been identified and initial contact with surface owners has been made in order to secure access permission. Surface owners in Guadalupe y Calvo include private landowners and the city government. Preliminary metallurgical studies should be included as part of the drilling program and would include Bottle Roll Tests along with Thin Section and Polished section investigations to determine basic mineralogy. Phase-2 would consist of a greatly expanded core drilling program that would provide a geologic and assay database of sufficient size and quality to be the basis for initial resource modeling. This phase-2 program would require the drilling of 40-50 holes on approximately 25-meter centers. Initial site planning and land use issues would also be addressed during this phase. The initiation of phase-2 program will be dependent on successful results for phase-1.

The anticipated budget for the work program recommended by the geological report on the La Bufa property is set out below:

Activity	Amount/Persons	Time Required	Amount ($US)
Phase 1: Drilling
Drilling	6,000 meters (15 holes at 400m)	90 days	480,000
Drilling Support	2 geologists, helpers, includes travel and field expenses	90 days	100,000
Site Facilities	Equipment, Storage and Consumables	120	50,000
Analytical	1,500 samples	90 days	40,000
Metallurgical	20 samples	90 days	15,000
Data Workup	1 geologist, 1GIS	60 days	40,000
Drilling Total			725,000

Phase 2: Drilling	16,000 meters (40 holes at 400m)		4,000,000
	Amount includes all expenses

Total Phase 1, 2			4,725,000
Phase 2: District
Reconnaissance	1 geologist, 1 helper	60	45,000
Analytical	400 samples		10,000
Data Workup	1 geologist, 1 GIS	30	25,000
District Total			80,000
Total Phase 1, 2, 3			4,805,000

We have determined to proceed with phase one of this recommended exploration program, subject to our achieving the requisite financing. We do not have sufficient financing to undertake full exploration of these mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

The Pine Grove

We are the owner of 90 unpatented contiguous lode claims which cover approximately 1860 acres which are included within the Pine Grove project .. These claims are located in section 36, T10N, R25E, sections 31 and 32, T10N, R26E, and sections 5 and 6, T9N, R25E, Lyon County, Nevada. We staked and recorded these mineral claims. Additionally, we have secured the rights to certain other mineral claims overlapping the Pine Grove project through acquisitions from third parties, as described below.

Pursuant to an agreement dated July 13, 2007, we entered into a mining lease with the Wheeler Mining Company, the owner of the claims comprising the Wheeler patent and the Wheeler Millsite patent claims described in the table and map below. This lease has a 15 year term, with an option to extend the lease for each subsequent year that the underlying claims are in commercial production. The terms of this agreement include advance royalty payments of $10,000 in the first year, and $30,000 per year in subsequent years, along with a sliding scale net smelter return royalty ranging from 3% at a gold price of $450 to 7% at a gold price of $701. Under the terms of this agreement, we are obligated to deliver a feasibility study within 24 months.

Pursuant to an agreement dated July 30, 2007, we purchased from Harold Votipka the Harvest lode claim, the Winter Harvest lode claim, and the Harvest fraction lode claim, described in the table and map below. The purchase price was $12,000 and includes a 5% royalty on production.

Pursuant to an agreement dated August 1, 2007, we entered into a mining lease option with Lyon Grove LLC, the owner of the claims comprising the Wilson patent claim described in the table and map below. This lease has a 15 year term, and can be extended for ten additional 1 year terms at our option on the condition that we are conducting exploration, development or mining activities on the property. Lyon Grove LLC also has the option to require us to purchase their entire interest in the property (except for the royalty, described below) for the purchase price of $1,000. The terms of this agreement include advance royalty payments of $10,000 in the first year, and $25,000 per year in subsequent years, along with a sliding scale net smelter return royalty ranging from 3% at a gold price of $450 to 7% at a gold price of $701. This agreement includes a 6 square mile area of interest that includes a 5% net smelter royalty payment on any new claims put into production.

The mineral claims comprising the Pine Grove project are summarized below:

List of Mineral Claims – Pine Grove Project

Claim Name	BLM Serial #	Type	Area-acres
LG1 to LG60 (90 claims)	NMC0960776 - NMC0960865	Unpatented	1859.504
CONTAINS
Wheeler Patent Wheeler Millsite		Patented Patented	73.705 4.989
Wilson Patent		Patented	33.781
Harvest Lode Winter Harvest Harvest Fraction	NMC793071 NMC800355 NMC800356	Unpatented Unpatented Unpatented	20.66 20.66 20.66

The property area has had production from the mid 1860’s to about 1915. It has been reported that approximately 240,000 ounces at a grade of 1.36 opt were mined over this period. In the early 1990’s Teck Resources Ltd drilled 185 holes on the Wilson and Wheeler properties. In 2006 Lincoln began to acquire control of the properties in this area.

During the third quarter, we engaged a consulting geologist to prepare a full technical report on the property in accordance with Canadian NI 43-101 standards. The report was completed on September 28, 2007. Based on the information compiled to date, the technical report concluded that the Pine Grove project appears to offer significant potential for re-activating a historical mining district. The technical report further concluded and recommended that, before a decision can be made, additional data collection and verification is warranted and additional exploration and resource modelling work is recommended, as follows:

Exploration

  Twinning of selected holes in the Teck database that showed the best intersections in order to confirm the grades and mineral intersections represented in the model.

  Additional drilling for resource definition drilling at the margins of the deposit.

  Regional drilling to test other targets in the region where it appears that historical mining may have taken place outside of the Wilson and Wheeler deposits.

Resource Modeling

  A geological model needs to be constructed for both deposits, based on drill logs and mapping, in order to better constrain the block model

  A re-evaluation of the variography taking into account the geological model

  A structural model to better define the margins to the deposits, since they appear to be structurally bound.

  Re-kriging of the block model using a variety of kriging methods.

  Re-evaluation of the constraints used for classification of the resources.

At this stage, the project should be re-assessed and a decision made as to whether to advance the property to a pre-feasibility or feasibility study.

The cost of the above program is estimated at $500,000 of which $400,000 is for the site work, and $100,000 is needed for the resource model update. There is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on this mineral property. We anticipate that we will require additional financing in order to pursue full property exploration. We do not have sufficient financing to undertake full exploration of these mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

Hannah

We did not complete any exploration work on the Hannah property in the third quarter of 2007. We have shown the property to a number of interested parties for a possible joint venture. Property payments to the State of Nevada have been made and the yearly option payments to the claim owner have also been completed. A joint venture partner is being sought.

JDS

In mid-2006, we signed a Letter of Intent to Joint Venture our JDS gold property in the Cortez Trend, Nevada with Golden Odyssey Mining Inc. which now has an option to earn up to 75% of the property by conducting 6,000 ft of drilling and additional work. Golden Odyssey began drilling its first hole on the property in April 2007. Unfortunately the hole was lost in the pediment at depth and the hole was not able to be completed; it did not reach its target. Golden Odyssey is looking for a more powerful drill to carry on with the drilling. We have given notice to Golden Odyssey that if it does not carry out a drill program before the end of the year it will have forfeited the property for non-performance.

Exploration Stage Properties

All of our projects noted above are at the exploration stage and there is no assurance that any of these mining properties contain a commercially viable ore body. We plan to undertake further exploration of these properties. We anticipate that we will require additional financing in order to pursue full property exploration. We do not have sufficient financing to undertake full exploration of our mineral claims at present and there is no assurance that we will be able to obtain the necessary financing.

Furthermore there is no assurance that a commercially viable mineral deposit exists on any of these mineral properties. Additional exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of any of the properties is determined.

Plan of Operations

Our plan of operations for the next twelve months is to continue with the exploration of our Nevada and Mexican. Our planned exploration expenditures for the next twelve months on our Nevada and Mexican mineral properties, together with amounts due to maintain our interest in these claims, are summarized as follows:

Name of Property	Planned Exploration Expenditures	Amounts of Claims Maintenance Due	Amount of Property Payment Due	Total
Exploration of Hannah Property, Nevada	$5,000	$6,000	$12,000	$23,000
Exploration of JDS Property, Nevada	$5,000(1) Being carried out by Golden Odyssey	$Nil (1)	$Nil (1)	$5,000 (1)
Exploration of La Bufa Property, Mexico	$725,000	$7,000	$10,000	$742,000
Exploration of Pine Grove Property, Nevada	$500,000	$15,000	$20,000	$535,000
Administration – Nevada	$165,000	-	-	$165,000
Administration – Vancouver	$450,000	-	-	$450,000
Total	$1,850,000	$28,000	$42,000	$1,920,000

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

We had cash of $286,215 and working capital of $138,480 as of September 30, 2007. An amount of $100,000 is included as a current liability, which is a debt payable to a shareholder who loaned $200,000 to the Company on startup. Half of the amount plus interest has been repaid. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $1,800,000 to proceed with our minimum plan of operations over the next twelve months. This includes payback of the $100,000. We will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

During the twelve month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly as noted in the above paragraph we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock and we cannot provide investors with any assurance that we will be able to raise sufficient funds from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claims following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon our properties and our plan of operations.

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

Planned Exploration Activities

La Bufa Property

We plan to proceed with phase one of the exploration program recommended by the geological report that we obtained on the La Bufa Property, as described above.

The Pine Grove Property

We plan to proceed with the exploration program recommended by the technical report that we obtained on the Pine Grove Property, as described above.

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

If we are successful in finding a joint venture partner, we anticipate our plan of exploration for the Hannah Property will be as follows:

Description of Phase of Exploration	Description of Exploration Work Required
Acquire Joint Venture Partner	Execute an Exploration Agreement with Option to Joint Venture with a potential joint venture partner (a “JV Partner”)
Exploration Trenching	JV Partner conducts trenching across target with an excavator
Phase 2 Drilling	JV Partner drills 5 to 10 angle reverse circulation drill holes
Bottle Roll Metallurgical Tests	JV Partner conducts metallurgical tests on select drill cuttings
Data Evaluation	Evaluate results

The anticipated timetable and estimated budget for completion for each stage of exploration is as follows:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Acquire Joint Venture Partner	4th Quarter	$3,000
Exploration Trenching	4th Quarter	$0 (Partner’s Cost)
Phase 2 Drilling	2nd Quarter 2008	$0 (Partner’s Cost)
Bottle-Roll Metallurgical Tests	3rd Quarter 2008	$0 (Partner’s Cost)
Data Evaluation	3rd Quarter 2008	$2,000

All significant work is expected to be conducted by a joint venture partner using qualified contractors.

JDS Property

The plan of exploration to be completed by Golden Odyssey during 2007 involves the following:

Description of Phase of Exploration	Description of Exploration Work Required
Phase 1 Drilling	Golden Odyssey to drill 6,000 ft of reverse-circulation drilling in various locations
Data Evaluation	Evaluate drill data

The anticipated timetable and budget for our share of work is listed below:

Stage of Exploration	Anticipated Timetable for Completion	Estimated Cost of Completion
Phase 1 Drilling	4th Quarter 2007 – 1st Quarter 2008	$0 (Golden Odyssey’s Cost)
Data Evaluation	2nd Quarter 2008	$5,000

We have given notice to Golden Odyssey that if it does not start a drill program before the end of 2007 then we will consider our option agreement with them to be forfeited.

New Opportunities

We reviewed several prospective gold properties in Nevada and Mexico during the first and second quarters of 2007 and completed the acquisition of interests in the Pine Grove Property in the third quarter of 2007. We are also planning more site visits to evaluate prospective properties both in Mexico and the western United States during the current quarter.

Results of Operations

Our results of operations for the nine months ended September 30, 2007 are presented below:

	Accumulated
	From				For the Nine
	September 25,	For the Three	For the Three	For the Nine	Months
	2003	Months	Months	Months	Ended
	(Date of Inception)	Ended	Ended	Ended	September
	September 30,	September 30,	September 30,	September 30,	30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	-	-	-	-	-

Expenses

Depreciation	6,584	554	722	1,718	2,166
Foreign exchange loss (gain)	8,495	1,677	(1,018)	2,662	991
General and administrative
(Note 5(a))	2,886,008	354,917	28,181	448,606	147,813
Impairment of mineral property costs	108,350	15,750	-	47,100	10,000
Mineral exploration	1,114,937	164,879	61,839	211,683	78,314

Total Expenses	4,124,374	537,777	89,724	711,769	239,284

Loss From Operations	(4,124,374)	(537,777)	(89,724)	(711,769)	(239,284)

Other Income (Expense)

Accounts payable written off	33,564	-	-	-	-
Interest income	13,941	1,837	1,040	2,936	1,963
Interest expense	(56,468)	(2,989)	(4,035)	(8,747)	(9,249)

Total Other Income (Expense)	(8,963)	(1,152)	(2,995)	(5,811)	(7,286)

Net Loss	(4,133,921)	(538,929)	(92,719)	(717,580)	(246,570)

Our net loss increased substantially for the nine month period ended September 30, 2007 over the corresponding period in 2006. This increase is attributable largely to our increased exploration and also our general and administrative activities including stock-based compensation expense of $244,304 for stock options granted during the third quarter of 2007. We anticipate that, if we are able to obtain additional financing, our expenses and net loss will continue to increase throughout the current fiscal year in comparison with 2006 as a result of our planned exploration activities. We anticipate continued professional fees as we comply with our obligations as a reporting company under the Securities Exchange Act of 1934. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

Liquidity and Capital Resources

Our cash position at September 30, 2007 was $286,215 compared to $21,961 as of December 31, 2006. We had working capital of $138,480 as of September 30, 2007 compared to a working capital deficit of $130,363 as of December 31, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $1,920,000 as outlined above under the heading “Plan of Operations”. Based on our planned expenditures and our working capital deficit, we will require a minimum of approximately $1,800,000 to proceed with our plan of operations over the next twelve months, including the pay down of a short term debt. In addition, we anticipate that we will require additional financing in order to pursue our exploration programs beyond the preliminary exploration programs for our mineral properties that are outlined above.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer drilling programs pending our obtaining additional financing.

Private Placement Financing

During our third quarter, we completed a private placement financing for gross proceeds of $425,000 upon the issue of 4,250,000 units at $0.10 per unit. We netted $410,000 after costs of $15,000 were deducted. Each unit was comprised of one share of common stock and one share purchase warrant. Each warrant entitles the investor to purchase one additional share of common stock at a price of $0.15 per share for a two year period from the date of the issuance of the warrants.

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

Mineral Property Acquisition Payments and Exploration Costs

We have been in the exploration stage since our formation on September 25, 2003 and we have not yet realized any revenues from its planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. We assess the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-live Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that our carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

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

Item 3.           Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Paul Saxton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

During our most recently completed fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following securities were issued without registration under the Securities Act of 1933, as amended (the “Act”) during the three month period ended September 30, 2007, except as follows:

  On August 23, 2007, we completed a private placement with ten investors of 2,700,000 units at a price of $0.10 per unit for total proceeds of $270,000 pursuant to Rule 903 of Regulation S of the Act. Each unit is comprised of one share of common stock and one share purchase warrant. Each warrant entitles the investor to purchase one additional share of common stock at a price of $0.15 per share for a two year period from the date of the issuance of the warrants. We paid total commissions equal to $15,000 in connection with the completion of the offering. We completed the offering of the units pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the units was completed in an “offshore transaction”, as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. The investors represented to us that the investors were not U.S. persons, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person. The subscription agreements executed between us and the investors included statements that the securities had not been registered pursuant to the Act and that the securities may not be offered or sold in the United States unless the securities are registered under the Act or pursuant to an exemption from the Act. The investors agreed by execution of the subscription agreement for the units: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; (ii) that we are required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an exemption from registration under the Act; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Act. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Act and could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

  On August 23, 2007, we completed a private placement with seven investors of 1,550,000 units at a price of $0.10 per unit for total proceeds of $155,000 pursuant to Rule 506 of Regulation D of the Act. Each unit is comprised of one share of common stock and one share purchase warrant. Each warrant entitles the investor to purchase one additional share of common stock at a price of $0.15 per share for a two year period from the date of the issuance of the warrants. No commissions were paid in connection with the completion of this offering. The sales were completed pursuant to Rule 506 of Regulation D of the Act on the basis that each investor is an “accredited investor”, as defined under Rule 501(a) of Regulation D of the Act. Each investor represented to us their intent to acquire the securities for investment purposes for their own account. No general solicitation or general advertising was undertaken in connection with the offering. All securities issued were endorsed with a restrictive legend confirming that the securities could not be resold without registration under the Act or an applicable exemption from the registration requirements of the Act.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the three months ended September 30, 2007.

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Articles of Merger between Braden Technologies Inc. and Lincoln Gold Corp. (3)
10.1	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the U.S. Shareholders of Lincoln Gold Corp. (2)
10.2	Form of Share Purchase Agreement dated March 15, 2004 between the Company and the Non-U.S. Shareholders of Lincoln Gold Corp. (2)
10.3	Convertible Note executed by Lincoln Gold Corp. in favour of Alexander Holtermann dated January 28, 2004 (3)
10.4	Hercules Joint Venture Agreement dated April 18, 2004 between the Company and Miranda U.S.A. Inc. and Miranda Gold Corp.(3)
10.5	2004 Stock Option Plan (3)
10.6	Letter Agreement on Mining Lease Terms for Buffalo Valley Property dated July 29, 2004 (4).
10.7	Letter Agreement on Mining Lease Terms for the Jenny Hill Project dated September 28, 2004 (5)
10.8	Property Option Agreement for the Hannah project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.9	Property Option Agreement for the Lincoln Flat project between Lincoln Gold Corp. and Larry McIntosh and Susan K. McIntosh dated December 24, 2003 (6)
10.10	2005 Stock Option Plan (7)

Exhibit Number	Description of Exhibit
10.11	Option Agreement between the Corporation and Almaden dated April 12, 2007 (8)
10.12	Form of Regulation S Subscription Agreement for May 2007 Unit Offering (9)
10.12	Form of Regulation D Subscription Agreement for August 2007 Unit Offering (10)
10.13	Form of Regulation S Subscription Agreement for August 2007 Unit Offering (10)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (11)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (11)

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form 10-SB Registration Statement originally filed on April 20, 1999, as amended.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2004.
(3)	Previously Filed as an exhibit to our Quarterly Report on Form 10-QSB filed May 24, 2004.
(4)	Previously filed as an exhibit to our Form 10QSB originally filed August 6, 2004.
(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 15, 2004.
(6)	Previously filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on April 18, 2005.
(7)	Previously filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 18, 2007.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 18, 2007.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 28, 2007.
(11)	Filed as an Exhibit to this Quarterly Report on Form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINCOLN GOLD CORP.

              /s/ Paul F. Saxton
By:      ________________________________________
              Paul Saxton, President
              Chief Executive Officer and Chief Financial Officer
              Director
              Date: November 13, 2007